Form 10KSB
period 1996-09-30
QCF BANCORP INC
filed 1996-11-12
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT

    For the transition period from to

Commission File Number 0-25700

                               QCF BANCORP, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

             Minnesota                                  41-1796789
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification Number)

501 Chestnut Street, Virginia, Minnesota        55792-1147
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (218) 741-2040

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )                        No (    )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                            Outstanding at October 31, 1996

Common stock, .01 par value                   1,426,200

                                QCF BANCORP, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1:     Financial Statements                                   Page
                 Consolidated Statements of Financial Condition           3
                 at September 30, 1996 and June 30, 1996

                 Consolidated Statements of Income for the Three          4
                 Months Ended September 30, 1996 and 1995

                 Consolidated Statement of Stockholders' Equity           5
                 for the Three Months Ended September 30, 1996

                 Consolidated Statements of Cash Flows for the            6
                 Three Months Ended September 30, 1996 and
                 1995

                 Notes to Consolidated Financial Statements               7

    Item 2:      Management's Discussion and Analysis of Financial        8
                 Condition and Results of Operations

PART II - OTHER INFORMATION

    Item 1:      Legal Proceedings                                        9

    Item 2:      Changes in Securities                                    9

    Item 3:      Defaults Upon Senior Securities                          9

    Item 4:      Submission of Matters to a Vote of Security Holders      9

    Item 5:      Other Information                                        9

    Item 6:      Exhibits and Reports on Form 8-K                         9

                 Signatures                                              10


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)





Assets                                                       September 30, 1996          June 30, 1996
------                                                       ------------------          -------------
Cash                                                           $     589,813                379,098
Interest-bearing deposits with banks                               1,828,637              4,355,895
                                                                   ---------              ---------
Cash and cash equivalents                                          2,418,450              4,734,993

Securities available for sale (amortized cost of
   $31,139,217 and $33,283,046 at September 30,                   30,418,131              2,221,800
   1996 and June 30, 1996 respectively)
Securities held to maturity (estimated market value
   $56,869,674 and $56,811,210 at September 30,
   1996 and June 30, 1996 respectively)                           56,860,310             56,961,040
Loans receivable, net                                             55,744,151             52,361,221
Federal Home Loan Bank stock, at cost                                553,900                553,900
Accrued interest receivable                                        1,028,498              1,223,713
Premises and equipment, net                                          419,547                440,736
Prepaid expenses and other assets                                    878,077                982,620
                                                                     -------                -------

  Total Assets                                                  $148,321,064            149,480,023
                                                                ============            ===========


Liabilities and Stockholders' Equity

Deposits                                                          81,794,225             88,832,424
Short-term borrowings                                             32,905,430             26,263,736
Federal Home Loan Bank advances                                    5,000,000              3,000,000
Accrued interest payable                                           1,095,313              1,013,368
Advance payments made by  borrowers
   for taxes and insurance                                            85,504                 56,576
Accrued expenses and other liabilities                              1,279,434                629,122
                                                                   ---------                -------
        Total Liabilities                                        122,159,906            119,795,226
                                                                ------------          -------------

Commitments and Contingencies

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                          0                      0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,426,200 shares at               17,828                 17,828
      September 30, 1996 and 1,606,906 at June 30, 1996.
Additional paid-in capital
retained earnings, subject to certain restrictions                18,187,110             18,040,190
Net unrealized loss on securities available for sale                (432,652)              (636,750)
Unearned employee stock ownership plan shares                     (1,152,050)            (1,183,330)
Unearned management recognition plan shares                        (894,706)              (944,177)
Stock option trust                                                (1,193,931)                     0
Treasury stock, at cost, 356,550 shares at September 30,  1996    (5,389,792)            (2.612,675)

                  Total Stockholders' Equity                      26,161,158             29,684,797

                  Total Liabilities and Stockholders' Equity    $148,321,064            149,480,023

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                       September 30
                                                    1996               1995
 Interest income:
   Loans                                         $1,230,837        1,077,953
   Securities                                     1,426,456        1,571,228

       Total interest income                      2,657,293        2,649,181

Interest expense:
   Deposits                                         829,624        1,046,866
   Short-term borrowings                            335,213           60,078

       Total interest expense                     1,164,837        1,106,944

       Net interest income                        1,492,456        1,542,237

Provision for loan losses                                 0                0

        Net interest income after
            provision for loan losses             1,492,456        1,542,237

Non-interest Income:
   Fees and service charges                         125,421          112,715
   Other                                              9,906            4,384
                                                      -----            -----

        Total Non-interest income                   135,327          117,099

Non-interest expenses:
   Compensation and benefits                        456,741          425,961
   Occupancy                                         48,651           58,268
   Federal deposit insurance premiums               745,790           60,000
   Advertising                                       14,089           15,538
   Other                                            115,592           93,996

         Total non-interest expense               1,380,863          653,763

         Income before income tax expenses          246,920        1,005,573

Income tax expense                                  100,000          406,000

         Net income                            $    146,920          599,573

Earnings per common share                             $0.11             0.36

Weighted average number of shares                 1,353,826        1,654,049

See accompanying notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                                              Net           Unearned
                                                              Unrealized    Employee    Unearned
                                                              Gain (Loss)   Stock       Management                        Total
                                        Additional            on Securities Ownership   Recognition Stock                 Stock-
                                Common  Paid-in    Retained   Available     Plan        Plan        Option    Treasury    holders'
                                Stock   Capital    Earnings   for Sale      Shares      Shares      Trust     Stock       Equity
                                -----   -------    --------   --------      ------      ------      -----     -----       ------
   Balance, June 30 1996       $17,828  17,003,711 18,040,190 (636,750)     (1,183,330) (944,177)   1,111,111 (2,612,675) 29,684,797

   Net income                                                                                                                146,920

   Purchase of treasury stock
                                                                                                              (2,777,117)(2,777,117)

   Adoption of stock option trust
                                                                                                   (1,193,931)           (1,193,931)

  Amortization of management
  recognition plan                                                                                                            49,471

   Change in net unrealized loss
   on securities available for sale                             204,098                                                      204,098

   Earned employee stock
   ownership plan shares                   15,640                               31,280                                       46,920
                             -------------------------------------------------------------------------------------------------------

Balance, September 30, 1996  $17,828   17,019,351    18,187,110  (432,652)  (1,152,050) (894,706)  (1,193,931) (5,389,792)26,161,158
                             =======   ==========    ==========  ========   ==========  ========   ==========  ========== ==========



See accompanying Notes of Consolidated Financial Statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                           Three Months Ended
                                                                                              September 30
                                                                                        1996                 1995
                                                                                        ----                 ----
Operating activities:
   Net income                                                                     $   146,920              599,573
   Adjustments to reconcile net income to net cash
       provided by operating activities:
                  Depreciation                                                         23,367               26,367
                  Amortization of net (discounts) premiums on securities               (3,069)               2,732
                  Decrease in accrued interest receivable                             195,215              184,903
                  Increase in accrued interest payable                                 81,945              168,275
                  Increase in accrued expenses and other liabilities                  650,312              173,938
                  Amortization of unearned ESOP shares                                 46,920               38,220
                  Amortization of MRP                                                  49,471                    0
                  Decrease in other assets                                             39,771               87,742

                     Net cash provided by operating activities                      1,230,852            1,281,750

Investing activities:
   Proceeds from maturities and principal collected
       on securities held to maturity                                               3,117,985            7,469,244
   Proceeds from maturities and principal collected
       on securities available for sale                                             1,134,487              675,968
   Purchases of securities held to maturity                                        (2,004,844)         (18,980,029)
   Net increase in loans                                                           (3,382,930)          (1,153,691)
   Net increase in real estate owned                                                  (71,290)              (6,085)
   Purchase of premises and equipment                                                  (2,178)             (28,871)

                     Net cash used by investing activities                         (1,208,770)         (12,023,464)

Financial activities:
   Net decrease in deposits                                                        (7,038,199)        (  8,506,792)
   Net increase in short-term borrowing                                             6,641,694           15,019,096
   Net increase in Federal Home Loan Bank advances                                  2,000,000                    0
   Adoption of Stock Option Trust                                                  (1,193,931)                   0
   Purchase of Treasury Stock                                                      (2,777,117)                   0
   Increase in advance payments made by borrowers
      for taxes and insurance                                                          28,928               33,187

                     Net cash (used) provided by financing activities              (2,338,625)           6,545,491
                     Decrease in cash and cash equivalents                         (2,316,543)          (4,196,223)

Cash and cash equivalents at beginning of period                                    4,734,993             8,153,722

Cash and cash equivalents at end of period                                         $2,418,450           $ 3,957,499

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income Taxes                                                               $   204,807               282,667
       Interest on deposits and short-term borrowings                               1,082,892               938,669

See accompanying notes to consolidated financial statements.





             PAGE>


                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                           September 30, 1996 and 1995
(1) QCF Bancorp, Inc.

QCF Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Minnesota for the purpose of becoming the savings and loan holding company of Queen City Federal Savings Bank ( the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The Company commenced on February 10, 1995, a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the "Offering"). The Offering was closed on March 17, 1995, and final approval for the conversion was received from the Office of Thrift Supervision on March 31,1995.

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Queen City Service Corporation.

(2) Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(3) Earnings Per Share

Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method.

(4) Regulatory Capital Requirements

The Bank as a member of the Federal Home Loan Bank System is required to hold a specified number of shares of capital stock, which is carried at cost, in the Federal Home Loan Bank of Des Moines. In addition, the Bank is required to maintain cash and liquid assets in an amount equal to 5% of its deposit accounts and other obligations due within one year. The Bank has met these requirements.

Federal savings institutions are required to satisfy three capital requirements:
(i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core- capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At September 30, 1996, and June 30, 1996, the bank met each of the three capital requirements. As of June 30, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Quarter Ended September 30, 1996 and September 30, 1995.

Net Income. Net income decreased by $452,653 or 75.5% from $600,000 for the quarter ended September 30, 1995 to 147,000 for the quarter ended September 30, 1996. The Decrease in net income was primarily attributable to a special assessment by the FDIC of 65.7 basis points or $686,000. This special assessment is to recapitalize the SAIF and should result in lower FDIC insurance premiums going forward.

Net Interest Income. Net interest income decreased by $50,000 or 3.2%, from $1.54 million for the quarter ended September 30,1995 to $1.49 million for the quarter ended September 30, 1996. The decrease in the Bank's net interest income resulted primarily from a decrease in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities as a result of the company's stock buyback program.

Interest Income. Interest income as $2.7 million for the quarter ended September 30, 1996. This represents an increase of $8,000 or 0.3%, from the quarter ended September 30, 1995. The increase was due to an increase in the average yield earned on interest-earning assets, offset by a decrease in average interest-earning assets as a result of the company's buyback program. The increase in the average yield on interest- earning assets primarily reflected the higher levels of market interest rates during the three-month period ended September 30, 1996 versus the three-month period ended September 30, 1995.

Interest Expense. Interest expense increased by $58,000 or 5.2%, from $1.1 million for the quarter ended September 30, 1995 to $1.2 million for the quarter ended September 30, 1996. The increase resulted primarily from higher cost of funds as a result of higher levels of interest rates between the two periods.

Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

Noninterest Income. The Bank's non-interest income increased $18,000 or 15.6% from $117,000 in the first quarter of fiscal 1996 to $135,000 in the first quarter of fiscal 1997 due primarily to increased service fees on checking accounts.

Noninterest Expense. Total noninterest expense increased by $727,000 or 111.2% during the quarter ended September 30, 1996. The increase was primarily due to the special FDIC assessment of $686,000.

Income Taxes. The Bank's income tax expense decreased by $128,000 for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease reflects decreased income before income taxes during this period.

Comparison of Financial Condition at September 30, 1996 and June 30, 1996. Total assets decreased by $1.2 million, or 0.8% from $149.5 million at June 30, 1996 to $148.3 million at September 30, 1996. The decrease was primarily due to a decrease in stockholders' equity of $3.5 million offset by a net increase in deposits and short-term borrowings of $1.6 million.

Deposits decreased by $7.0 million and short-term borrowings increased by $8.6 million. These changes were due to offering repurchase agreements to deposit customers with larger balances to better collateralize their investments with the Bank and to decrease the Bank's cost of funds.

The Bank's investment securities decreased by $1.9 million, or 2.1%, from $89.2 million at June 30, 1996 to $87.3 million at September 30, 1996. The decrease in investment securities was primarily due to the companys stock buyback program.

The Bank's net loans receivable increased by $3.4 million, or 6.5%, from $52.4 million at June 30, 1996 to $55.7 million at September 30, 1996. The increase in interest loans receivable reflects strong loan demand during this period. 08

                                QCF BANCORP, INC.


Part II  -  OTHER INFORMATION

ITEM 1.            Legal Proceedings.

                   None.

ITEM 2.            Changes in Securities.

                   Not applicable.

ITEM 3.            Defaults Upon Senior Securities.

                   Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders.


ITEM 5.            Other Information.

                   None.

ITEM 6.            Exhibits and Reports on Form 8-K.

                   None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QCF Bancorp, Inc.
                                   Registrant


Date:                            /s/ Daniel F. Schultz
-----                            ---------------------
                                 Daniel F. Schultz
                                 Vice President/Treasurer
                                (Principal Financial Officer)