Form 10QSB/A
period 1996-09-30
QCF BANCORP INC
filed 1996-12-27
CIK 933508

[ARTICLE] 9

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-1997
[PERIOD-END]                               SEP-30-1996
[CASH]                                          589813
[INT-BEARING-DEPOSITS]                         1828637
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                   30418131
[INVESTMENTS-CARRYING]                        56860310
[INVESTMENTS-MARKET]                          56869674
[LOANS]                                       55744151
[ALLOWANCE]                                    1347855
[TOTAL-ASSETS]                               148321064
[DEPOSITS]                                    81794225
[SHORT-TERM]                                  37905430
[LIABILITIES-OTHER]                            2460251
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         17828
[OTHER-SE]                                    26143330
[TOTAL-LIABILITIES-AND-EQUITY]               148321064
[INTEREST-LOAN]                                1230837
[INTEREST-INVEST]                              1426456
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                               2657293
[INTEREST-DEPOSIT]                              829624
[INTEREST-EXPENSE]                              335213
[INTEREST-INCOME-NET]                          1492456
[LOAN-LOSSES]                                        0
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                1380863
[INCOME-PRETAX]                                 246920
[INCOME-PRE-EXTRAORDINARY]                      246920
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    146920
[EPS-PRIMARY]                                      .11
[EPS-DILUTED]                                      .11
[YIELD-ACTUAL]                                    7.34
[LOANS-NON]                                     129000
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                               1331000
[CHARGE-OFFS]                                     2000
[RECOVERIES]                                     19000
[ALLOWANCE-CLOSE]                              1348000
[ALLOWANCE-DOMESTIC]                           1348000
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0