Form 10QSB
period 1996-12-31
QCF BANCORP INC
filed 1997-02-07
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1996

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT

    For the transition period from to

    Commission File Number 0-25700

                               QCF BANCORP, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

             Minnesota                                  41-1796789
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification Number)


501 Chestnut Street, Virginia, Minnesota         55792-1147
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  (218 741-2040

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ( X )                        No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                 Outstanding at January 31, 1997
                    -----                 -------------------------------

Common stock, .01 par value                          1,426,200

                                QCF BANCORP, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1:  Financial  Statements                                      Page
              Consolidated  Statements of Financial Condition
              at December 31, 1996 and June 30, 1996                        3

              Consolidated Statements of Income for the Six
              Months Ended December 31, 1996 and 1995                       4

              Consolidated Statement of Stockholders' Equity
              for the Six Months Ended December 31, 1996                    5

              Consolidated Statements of Cash Flows for the
              Six Months Ended December 31, 1996 and 1995                   6

              Notes to Consolidated Financial Statements                    7

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                                             9

     Item 2:  Changes in Securities                                         9

     Item 3:  Defaults Upon Senior Securities                               9

     Item 4:  Submission of Matters to a Vote of Security Holders           9

     Item 5:  Other Information                                             9

     Item 6:  Exhibits and Reports on Form 8-K                              9

              Signatures                                                   10

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                                         December 31, 1996   June 30, 1996
Cash                                                             $     843,575          379,098
Interest-bearing deposits with banks                                 4,889,583        4,355,895

                  Cash and cash equivalents                          5,733,158        4,734,993

Securities available for sale (amortized cost of
 $28,131,201 and $33,283,046 at December 31,
 1996 and June 30, 1996 respectively)                               27,545,948       32,221,800
Securities held to maturity (estimated market value
 $53,005,477 and $56,811,210 at December 31,
 1996 and June 30, 1996 respectively)                               52,947,206       56,961,040
Loans receivable, net                                               57,665,381       52,361,221
Federal Home Loan Bank stock, at cost                                  553,900          553,900
Accrued interest receivable                                          1,181,817        1,223,713
Premises and equipment, net                                            400,284          440,736
Prepaid expenses and other assets                                      894,388          982,620

                  Total Assets                                    $146,922,082      149,480,023

Liabilities and Stockholders' Equity

Deposits                                                           102,842,012       88,832,424
Short-term borrowings                                               11,475,563       26,263,736
Federal Home Loan Bank advances                                      4,000,000        3,000,000
Accrued interest payable                                             1,037,858        1,013,368
Advance payments made by  borrowers
   for taxes and insurance                                              50,907           56,576
Accrued expenses and other liabilities                                 755,292          629,122
                  Total Liabilities                               $120,161,632      119,795,226

Commitments and Contingencies

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                           0                 0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,426,200 shares at                17,828            17,828
      December 31, 1996 and 1,606,906 at June 30, 1996.
Additional paid-in capital                                         17,037,454        17,003,711
retained earnings, subject to certain restrictions                 18,858,489        18,040,190
Net unrealized loss on securities available for sale                 (351,152)        (636,750)
Unearned employee stock ownership plan shares                      (1,123,230)      (1,183,330)
Unearned management recognition plan shares                          (845,235)        (944,177)
 Stock option trust, at cost, 94,494 shares at December 31,1996    (1,443,912)               0
Treasury stock, at cost, 356,550 shares at December 31,  1996      (5,389,792)      (2.612,675)

                  Total Stockholders' Equity                       26,760,450       29,684,797

                  Total Liabilities and Stockholders' Equity     $146,922,082      149,480,023

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

                                          Three Months Ended                               Six Months Ended
                                              December 31                                    December 31
                                       1996                   1995                   1996                 1995
 Interest income:
   Loans                              $1,289,399           1,091,728               2,520,236            2,169,681
   Securities                          1,403,012           1,650,394               2,829,468            3,221,622
       Total interest income           2,692,411           2,742,122               5,349,704            5,391,303

Interest expense:
   Deposits                            1,086,542           1,036,465               1,916,166            2,083,331
   Short-term borrowings                  88,784             186,040                 423,997              246,118

       Total interest expense          1,175,326           1,222,505               2,340,163            2,329,449

        Net interest income            1,517,085           1,519,617               3,009,541            3,061,854

Provision for loan losses                      0                   0                       0                    0

      Net interest income after
         provision for loan losses     1,517,085           1,519,617               3,009,541            3,061,854

Non-interest Income:
   Fees and service charges              124,207              97,141                 249,628              209,856
   Other                                 144,738               4,204                 154,644                8,588

       Total Non-interest income         268,945             101,345                 404,272              218,444

Non-interest expenses:
   Compensation and benefits             460,183             428,714                 916,924              854,675
   Occupancy                              58,258              59,841                 106,909              118,109
   Federal deposit insurance premiums     31,200              60,000                 776,990              120,000
   Advertising                            24,546              25,430                  38,635               40,968
   Other                                 104,464             102,336                 220,056              196,332

       Total non-interest expense        678,651             676,321               2,059,514            1,330,084

Income before income tax expenses      1,107,379             944,641               1,354,299            1,950,214

Income tax expense                       436,000             374,000                 536,000              780,000

                  Net income        $    671,379             570,641                 818,299            1,170,214

Earnings per common share                  $0.50                0.34                    0.60                 0.71



See accompanying Notes to consolidated financial statements.

             QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                Net           Unearned
                                                                Unrealized    Employee    Unearned
                                                                Gain (Loss)   Stock       Management                      Total
                                                                on Securities Ownership   Recognition Stock               Stock-
                                Common  Paid-in     Retained    Available     Plan        Plan        Option  Treasury    holder's
                                Stock   Capital     Earnings    for Sale      Shares      Shares      Trust   Stock       Equity
                                -----   -------     --------    --------      ------      ------      -----   -----       ------
Balance, June 30 1996         $ 17,828  17,003,711  18,040,190  (636,750)     (1,183,330) (944,177)           (2,612,675) 29,684,797

Net Income                                             818,299                                                              818,299

Purchase of treasury stock                                                                                    (2,777,117)(2,777,117)

Adoption of stock option trust                                                                      (1,443,912)          (1,443,912)

Amortization of management
recognition plan                                                                            98,942                           98,942

Change in net unrealized loss
on securities available for sale                                 285,598                                                    285,598

Earned employee stock
ownership plan shares                      33,743                                 60,100                                     93,843
                                           ------                                 ------                                     ------
Balance, December 31, 1996$    17,828  17,037,454   18,858,489  (351,152)     (1,123,230) (845,235)(1,443,912)(5,389,792) 26,760,450

See accompanying Notes of Consolidated Financial Statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          Six Months Ended
                                                                                             December 31
                                                                                       1996                1995
Operating activities:
   Net income                                                                      $   818,299          1,170,214
   Adjustments to reconcile net income to net cash
       provided by operating activities:
                  Depreciation                                                          44,626             52,822
                  Amortization of net (discounts) premiums on securities               (11,083)            30,631
                  Decrease (increase) in accrued interest receivable                    41,896            (53,998)
                  Increase in accrued interest payable                                  24,490            240,098
                  Increase (decrease) in accrued expenses and other liabilities        126,170           (254,103)
                  Amortization of unearned ESOP shares                                  93,843             87,665
                  Amortization of MRP                                                   98,942             49,478
                  (Increase) decrease  in other assets                                 (64,027)           103,190

                     Net cash provided by operating activities                       1,173,156          1,425,997

Investing activities:
   Proceeds from maturities and principal collected
       on securities held to maturity                                               10,756,295         18,205,554
   Proceeds from maturities and principal collected
       on securities available for sale                                              5,146,460          1,464,033
   Purchases of securities held to maturity                                         (6,725,993)       (35,579,599)
   Net increase in loans                                                            (5,304,160)        (2,392,402)
   Net increase in real estate owned                                                   (38,136)            (6,085)
-  Purchase of premises and equipment                                                   (4,174)           (35,069)
                                                                                        ------            -------

                     Net cash provided (used) by investing activities                3,830,292        (18,343,568)

Financial activities:
   Net increase (decrease) in deposits                                              14,009,588         (9,825,047)
   Net (decrease) increase in short-term borrowing                                 (14,788,173)        23,292,407
   Net increase in Federal Home Loan Bank advances                                   1,000,000          1,000,000
   Adoption of Stock Option Trust                                                   (1,443,912)                 0
   Purchase of Treasury Stock                                                       (2,777,117)         (954,377)
   Increase in advance payments made by borrowers                                       (5,669)          (20,893)
    for taxes and insurance
                     Net cash (used) provided by financing activities               (4,005,283)         13,492,090

                    Increase (decrease) in cash and cash equivalents                   998,165                      (3,425,481)

Cash and cash equivalents at beginning of period                                     4,734,993           8,153,722

Cash and cash equivalents at end of period                                          $5,733,158           4,728,241

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income Taxes                                                                $   384,807           1,006,667
       Interest on deposits and short-term borrowings                                2,315,673           2,089,351

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                           December 31, 1996 and 1995
(1) QCF Bancorp, Inc.

     QCF Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Minnesota for the purpose of becoming the savings and loan holding company of Queen City Federal Savings Bank ( the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The Company commenced on February 10, 1995, a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the "Offering"). The Offering was closed on March 17, 1995, and final approval for the conversion was received from the Office of Thrift Supervision on March 31, 1995.
     The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Queen City Service Corporation.

(2) Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. `However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(3) Earnings Per Share

     Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method.

(4) Regulatory Capital Requirements

     The Bank as a member of the Federal Home Loan Bank System is required to hold a specified number of shares of capital stock, which is carried at cost, in the Federal Home Loan Bank of Des Moines. In addition, the Bank is required to maintain cash and liquid assets in an amount equal to 5% of its deposit accounts and other obligations due within one year. The Bank has met these requirements.
     Federal savings institutions are required to satisfy three capital requirements: (I) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At December 31, 1996, and June 30, 1996, the bank met each of the three capital requirements. As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Item 2. Management Discussion and Analysis of Financial Condition and Operations Comparison of Operating Results for the Quarter & Six Months Ended 12/31/96 & 95
     Net Income. Net income increased by $101,000 or 17.6% from $570,000 for the quarter ended December 31, 1995 to $671,000 for the quarter ended December 31, 1996. The increase in net income was primarily attributable to an increase of $168,000 in non-interest income. Net income decreased by $352,000, or 30.1%, from $1.2 million for the six months ended December 31, 1995 to $818,000 for the six months ended December 31, 1996. The decrease was primarily attributable to a special assessment by the FDIC of 65.7 basis points or $686,000. This assessment was offset in part by an increase in non-interest income of $186,000. The increase in non-interest income was primarily attributable to reversing an over accrual for FDIC insurance premiums.

     Net Interest Income. Net interest income decreased by $3,000 or 0.2% between the quarter ended December 31, 1995 and the quarter ended December 31, 1996. Net interest income decreased by $52,000, or 1.7%, from $3.1 million for the six months ended December 31, 1995 to $3.0 million for the six months ended December 31, 1996. The decrease in net interest income primarily resulted from a decrease in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities as a result of stock repurchases.

     Interest Income. Interest income decreased $50,000 from the quarter ended December 31, 1995 to the quarter ended December 31, 1996. Interest income for the six month period ended December 31, 1996 decreased by $42,000 as compared to the six month period ended December 31, 1995. The decrease was due to a decrease in average interest-earning assets as a result of stock repurchases.

     Interest Expense. Interest expense decreased by $47,000 or 3.9%, from the quarter ended December 31, 1995 to the quarter ended December 31, 1996, and increased by $11,000 or 0.5% from the six months ended December 31, 1995 to the six months ended December 31,1996.

     Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

     Noninterest Income. The Bank's non-interest income increased $168,000 from $101,000 in the second quarter of fiscal 1996 to $269,000 in the second quarter of fiscal 1997. Noninterest income increased by $186,000 for the six months ended December 31, 1996. The increase in noninterest income for these periods was primarily attributable to reversing an over accrual of FDIC insurance premiums.

     Noninterest Expense. Total noninterest expense increased by $2,000 or 0.5% and by $729,000, or 54.8% during the quarter and six months ended December 31, 1996, respectively. The increase for the six month period was primarily due to the special assessment of $686,000 by the FDIC.

     Income Taxes. The Bank's income tax expense increased by $62,000 and decreased by $244,000 for the quarter and six months ended December 31, 1996 as compared to the quarter and six months ended December 31, 1995, respectively. The changes reflect the changes in income before income taxes during these periods.

     Comparison of Financial Condition at December 31, 1996 and June 30, 1996. Total assets decreased by $2.6 million, or 1.7% from $149.5 million at June 30, 1996 to $146.9 million at December 31, 1996. The decrease was primarily due to a decrease in stockholders' equity of $2.9 million.
     Deposits increased by $14.0 million and short-term borrowings decreased by $14.8 million. These changes were due to offering FDIC insured savings accounts instead of repurchase agreements to customers.
     The Bank's investment securities decreased by $8.7 million, or 9.7%, from $89.2 million at June 30, 1996 to $80.5 million at December 31, 1996. The decrease in investment securities was primarily due to the increase in loan demands and to the company's stock buyback program.
     The Bank's net loans receivable increased by $5.3 million, or 10.1%, from $52.4 million at June 30, 1996 to $57.7 million at December 31, 1996. The increase in interest loans receivable reflects strong loan demand during this period.

                                QCF BANCORP, INC.


Part II  -  OTHER INFORMATION

ITEM 1.     Legal Proceedings.

            None.

ITEM 2.     Changes in Securities.

            Not applicable.

ITEM 3.     Defaults Upon Senior Securities.

            Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

            Election of Directors at the annual meeting on October 9, 1996
                                        For                            Withheld
            Robert L. Muhich         1,103,592                           10,421
            Craig W. Nordling        1,105,623                            8,456

ITEM 5.     Other Information.

            None.

ITEM 6.     Exhibits and Reports on Form 8-K.

            None.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               QCF Bancorp, Inc.
                               Registrant


Date: February 7, 1997         /s/ Daniel F. Schultz
                               Daniel F. Schultz
                               Vice President/Treasurer
                              (Principal Financial Officer)