Form 10QSB/A
period 1996-12-31
QCF BANCORP INC
filed 1997-04-04
CIK 933508

[ARTICLE] 9

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                           JUN-3-1997
[PERIOD-END]                               DEC-31-1996
[CASH]                                          843575
[INT-BEARING-DEPOSITS]                         4889583
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                   27545948
[INVESTMENTS-CARRYING]                        52947206
[INVESTMENTS-MARKET]                          53005477
[LOANS]                                       59013421
[ALLOWANCE]                                    1348040
[TOTAL-ASSETS]                               146922082
[DEPOSITS]                                   102842012
[SHORT-TERM]                                  15475563
[LIABILITIES-OTHER]                            1844057
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         17828
[OTHER-SE]                                    26742622
[TOTAL-LIABILITIES-AND-EQUITY]               146922082
[INTEREST-LOAN]                                2520236
[INTEREST-INVEST]                              2829468
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                               5349704
[INTEREST-DEPOSIT]                             1916166
[INTEREST-EXPENSE]                              423997
[INTEREST-INCOME-NET]                          2340163
[LOAN-LOSSES]                                        0
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                2059514
[INCOME-PRETAX]                                1354299
[INCOME-PRE-EXTRAORDINARY]                     1354299
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    818299
[EPS-PRIMARY]                                      .60
[EPS-DILUTED]                                      .60
[YIELD-ACTUAL]                                   7.744
[LOANS-NON]                                     316000
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                               1347855
[CHARGE-OFFS]                                     3000
[RECOVERIES]                                      3000
[ALLOWANCE-CLOSE]                              1348040
[ALLOWANCE-DOMESTIC]                           1348040
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0