Form 10QSB/A
period 1996-12-31
QCF BANCORP INC
filed 1997-05-05
CIK 933508

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

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

                                          Three Months Ended                               Six Months Ended
                                              December 31                                    December 31
                                       1996                   1995                   1996                 1995
 Interest income:
   Loans                              $1,289,399           1,091,728               2,520,236            2,169,681
   Securities                          1,403,012           1,650,394               2,829,468            3,221,622
       Total interest income           2,692,411           2,742,122               5,349,704            5,391,303

Interest expense:
   Deposits                            1,086,542           1,036,465               1,916,166            2,083,331
   Short-term borrowings                  88,784             186,040                 423,997              246,118

       Total interest expense          1,175,326           1,222,505               2,340,163            2,329,449

        Net interest income            1,517,085           1,519,617               3,009,541            3,061,854

Provision for loan losses                      0                   0                       0                    0

      Net interest income after
         provision for loan losses     1,517,085           1,519,617               3,009,541            3,061,854

Non-interest Income:
   Fees and service charges              124,207              97,141                 249,628              209,856
   Other                                 144,738               4,204                 154,644                8,588

       Total Non-interest income         268,945             101,345                 404,272              218,444

Non-interest expenses:
   Compensation and benefits             460,183             428,714                 916,924              854,675
   Occupancy                              58,258              59,841                 106,909              118,109
   Federal deposit insurance premiums     31,200              60,000                 776,990              120,000
   Advertising                            24,546              25,430                  38,635               40,968
   Other                                 104,464             102,336                 220,056              196,332

       Total non-interest expense        678,651             676,321               2,059,514            1,330,084

Income before income tax expenses      1,107,379             944,641               1,354,299            1,950,214

Income tax expense                       436,000             374,000                 536,000              780,000

                  Net income        $    671,379             570,641                 818,299            1,170,214

Earnings per common share                  $0.53                0.34                    0.63                 0.71



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