Form 10QSB
period 1997-03-31
QCF BANCORP INC
filed 1997-05-09
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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

          Class                                 Outstanding at April 30, 1997

Common stock, .01 par value                               1,426,200

                                QCF BANCORP, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                          Page
         Consolidated Statements of Financial Condition
         at March31, 1997 and June 30, 1996                             3

         Consolidated Statements of Income for the Nine
         Months Ended March 31, 1997 and 1996                           4

         Consolidated Statement of Stockholders' Equity
         for the Nine Months Ended March 31, 1997                       5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 and 1996                      6

         Notes to Consolidated Financial Statements                     7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                              9

Item 2:  Changes in Securities                                          9

Item 3:  Defaults Upon Senior Securities                                9

Item 4:  Submission of Matters to a Vote of Security Holders            9

Item 5:  Other Information                                              9

Item 6:  Exhibits and Reports on Form 8-K                               9

Signatures                                                             10


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                                        March 31, 1997       June 30, 1996
Cash                                                           $   579,803             379,098
Interest-bearing deposits with banks                             5,646,023           4,355,895

               Cash and cash equivalents                         6,225,826           4,734,993

Securities available for sale (amortized cost of
   $25,030,943 and $33,283,046 at March 31, 1997
    and June 30, 1996 respectively)                             25,056,716          32,221,800
Securities held to maturity (estimated market value
   $57,713,073 and $56,811,210 at March 31, 1997
    and June 30, 1996 respectively)                             56,832,225          56,961,040
Loans receivable, net                                           58,464,702          52,361,221
Federal Home Loan Bank stock, at cost                              553,900             553,900
Accrued interest receivable                                      1,042,547           1,223,713
Premises and equipment, net                                        401,285             440,736
Prepaid expenses and other assets                                1,060,034             982,620

               Total Assets                                   $149,637,235         149,480,023

Liabilities and Stockholders' Equity

Deposits                                                       104,946,146          88,832,424
Short-term borrowings                                            9,849,998          26,263,736
Federal Home Loan Bank advances                                  6,000,000           3,000,000
Accrued interest payable                                         1,086,743           1,013,368
Advance payments made by  borrowers
   for taxes and insurance                                          88,303              56,576
Accrued expenses and other liabilities                             596,378             629,122

              Total Liabilities                               $122,567,568         119,795,226

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                        0                   0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,426,200 shares at             17,828              17,828
      March 31, 1997  and 1,606,906 at June 30, 1996.
Additional paid-in capital                                      16,868,311          17,003,711
Retained earnings, subject to certain restrictions              19,432,215          18,040,190
Net unrealized loss on securities available for sale              (469,105)           (636,750)
Unearned employee stock ownership plan shares                   (1,100,050)         (1,183,330)
Unearned management recognition plan shares                       (795,763)           (944,177)
Stock option trust                                              (1,493,977)                  0
Treasury stock, at cost, 356,550 shares at March 31,  1997
   and 175,844 at June 30, 1996                                 (5,389,792)         (2.612,675)

               Total Stockholders' Equity                       27,069,667          29,684,797

               Total Liabilities and Stockholders' Equity  $   149,637,235         149,480,023

See accompanying notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                 Three Months Ended                       Nine Months Ended
                                                                        March 31                                March 31
                                                               1997                1996                  1997            1996
 Interest income:
   Loans                                                   $1,295,479           1,123,299            3,815,715        3,292,980
   Securities                                               1,331,317           1,523,038            4,160,785        4,744,660
       Total interest income                                2,626,796           2,646,337            7,976,500        8,037,640

Interest expense:
   Deposits                                                   978,360           1,032,095            2,894,526        3,115,426
   Short-term borrowings                                      158,920             117,355              582,917          363,473

       Total interest expense                               1,137,280           1,149,450            3,477,443        3,478,899

        Net interest income                                 1,489,516           1,496,887            4,499,057        4,558,741

Provision for loan losses                                           0                   0                    0                0

      Net interest income after
         provision for loan losses                          1,489,516           1,496,887            4,499,057        4,558,741

Non-interest Income:
   Fees and service charges                                   117,851             104,007              367,479          313,863
   Other                                                       10,462              11,562              165,106           20,150

       Total Non-interest income                              128,313             115,569              532,585          334,013

Non-interest expenses:
   Compensation and benefits                                  474,622             426,767            1,391,546        1,281,442
   Occupancy                                                   58,849              62,272              165,758          180,381
   Federal deposit insurance premiums                          16,800              60,000              793,790          180,000
   Advertising                                                 17,775              22,492               56,410           63,460
   Other                                                      106,057             121,473              326,113          317,805
       Total non-interest expense                             674,103             693,004            2,733,617        2,023,088

Income before income tax expenses                             943,726             919,452            2,298,025        2,869,666

Income tax expense                                            370,000             371,000              906,000        1,151,000

               Net income                                $    573,726             548,452            1,392,025        1,718,666

Earnings per common share                                       $0.45                0.33                 1.07             1.03



See accompanying Notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                       Net           Unearned
                                                       Unrealized    Employee  Unearned
                                                       Gain (Loss)   Stock     Management                                Total
                                 Additional            on Securities Ownership Recognition Stock                         Stock-
                        Common   Paid-in    Retained   Available     Plan      Plan        Option         Treasury       holders'
                        Stock    Capital    Earnings   for Sale      Shares    Shares      Trust          Stock          Equity

Balance, June 30 1996   $ 17,828 17,003,711 18,040,190 (636,750)    (1,183,330)(944,177)           0      (2,612,675)    29,684,797

Net Income                                   1,392,025                                                                    1,392,025

Purchase of treasury stock                                                                                (2,777,117)    (2,777,117)

Purchase of stock for
stock option trust                (188,700)                                                (1,493,977)                   (1,682,677)

Amortization of management                                                      148,414                                     148,414
recognition plan

Change in net unrealized loss
on securities available for sale                        167,645                                                             167,645

Earned employee stock
ownership plan shares                53,300                             83,280                                              136,580

Balance, March 31, 1997 $ 17,828 16,868,311 19,432,215 (469,105)    (1,100,050)(795,763)  (1,493,977)     (5,389,792)    27,069,667








See accompanying Notes of Consolidated Financial Statements.


  QCF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                Nine Months Ended
                                                                                     March 31
                                                                           1997                    1996
Operating activities:
   Net income                                                           1,392,025                1,718,666
   Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation                                                71,289                   80,288
               FHLB stock dividend                                              0                  (10,900)
               Amortization of net premiums on securities                   7,589                    9,268
               Decrease in accrued interest receivable                    181,166                  163,487
               Increase in accrued interest payable                        73,375                   75,590
               Decrease in accrued expenses and other libilities          (32,744)                (167,366)
               Amortization of unearned ESOP shares                       136,581                  130,715
               Amortization of MRP                                        148,414                   97,870
               (Increase) decrease  in other assets                      (114,988)                  57,983

                  Net cash provided by operating activities             1,862,707                2,155,601

Investing activities:
   Proceeds from maturities and principal collected
       on securities held to maturity                                  17,601,280               45,911,513
   Proceeds from maturities and principal collected
       on securities available for sale                                 7,401,593                2,798,649
   Purchases of securities held to maturity                            17,429,545)             (49,581,971)
   Net increase in loans                                               (6,103,481)              (3,973,495)
   Net increase in real estate owned                                      (81,800)                  (6,085)
   Purchase of premises and equipment                                     (31,838)                 (37,348)

                  Net cash provided (used) by investing activities      1,356,209              ( 4,888,737)

Financial activities:
   Net increase (decrease) in deposits                                 16,113,722               (8,460,670)
   Net (decrease) increase in short-term borrowing                    (16,413,738)               6,043,773
   Net increase in Federal Home Loan Bank advances                      3,000,000                1,000,000
   Adoption of Stock Option Trust                                      (1,682,677)                       0
   Purchase of Treasury Stock                                          (2,777,117)              (1,040,778)
   Increase in advance payments made by borrowers
      for taxes and insurance                                              31,727                   22,297

                  Net cash used by financing activities                (1,728,083)              (2,435,378)

                 Increase (decrease) in cash and cash equivalents       1,490,833               (5,168,514)

Cash and cash equivalents at beginning of period                        4,734,993                8,153,722

Cash and cash equivalents at end of period                             $6,225,826                2,985,208

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income Taxes                                                       873,807                1,329,667
       Interest on deposits and short-term borrowings                   3,404,068                3,403,309


See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 1997 and 1996
(1)  QCF Bancorp, Inc.

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

(2)  Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10- QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. `However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

     Federal savings institutions are required to satisfy three capital requirements: (I) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At March 31, 1997, and June 30, 1996, the bank met each of the three capital requirements. As of March 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 1997 and 1996.

Net Income. Net income increased by $25,000 or 4.6% from $548,000 for the quarter ended March 31, 1996 to $574,000 for the quarter ended March 31, 1997. The increase in net income was primarily attributable to a decrease of $19,000 in non-interest expense. Net income decreased by $327,000, or 14.0%, from $1.7 million for the nine months ended March 31, 1996 to $1.4 million for the nine months ended March 31, 1997. The decrease was primarily attributable to a special assessment by the FDIC of 65.7 basis points or $686,000. This assessment was offset in part by an increase in non-interest income of $199,000. The increase in non-interest income was primarily attributable to reversing an over accrual for FDIC insurance premiums.

Net Interest Income. Net interest income decreased by $7,000 or 0.5% between the quarter ended March 31, 1996 and the quarter ended March 31, 1997. Net interest income decreased by $60,000, or 1.3%, from $4.6 million for the nine months ended March 31, 1996 to $4.5 million for the nine months ended March 31, 1997. The decrease in net interest income primarily resulted from a decrease in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities as a result of stock repurchases.

Interest Income. Interest income decreased $20,000 from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. Interest income for the nine month period ended March 31, 1997 decreased by $61,000 as compared to the nine month period ended March 31, 1996. The decrease was due to a decrease in average interest-earning assets as a result of stock repurchases.

Interest Expense. Interest expense decreased by $7,000 or 0.6%, from the quarter ended March 31, 1996 to the quarter ended March 31, 1997, and decreased by $1,000 from the nine months ended March 31, 1996 to the nine months ended March 31, 1997.

Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

Noninterest Income. The Bank's non-interest income increased $13,000 from $116,000 in the third quarter of fiscal 1996 to $128,000 in the third quarter of fiscal 1997. Noninterest income increased by $199,000 for the nine months ended March 31, 1997 versus the nine months ended March 31, 1996. The increase in noninterest income for the nine month period was primarily attributable to reversing an over accrual of FDIC insurance premiums.

Noninterest Expense. Total noninterest expense decreased by $19,000 or 2.7% and increased by $71,000, or 35.1% during the quarter and nine months ended March 31, 1997, respectively, compared to the quarter and nine months ended March 31, 1996. The increase for the nine month period was primarily due to the special assessment of $686,000 by the FDIC.

Income Taxes. The Bank's income tax expense decreased by $1,000 and by $245,000 for the quarter and nine months ended March 31, 1997 as compared to the quarter and nine months ended March 31, 1996, respectively. The changes reflect the changes in income before income taxes during these periods.

Comparison of Financial Condition at March 31, 1997 and June 30, 1996. Total assets increased by $157,000, or 0.1% from $149.5 million at June 30, 1996 to $149.6 million at March 31, 1997. Deposits increased by $16.1 million and short-term borrowings decreased by $16.4 million. These changes were due to offering FDIC insured savings accounts instead of repurchase agreements to customers. The Bank's investment securities decreased by $7.3 million, or 8.2%, from $89.2 million at June 30, 1996 to $81.9 million at March 31, 1997. The decrease in investment securities was primarily due to the increase in loan demands and to the company's stock buyback program. The Bank's net loans receivable increased by $6.1 million, or 11.7%, from $52.4 million at June 30, 1996 to $58.5 million at March 31, 1997. The increase in interest loans receivable reflects strong loan demand during this period.

                                QCF BANCORP, INC.


Part II  -  OTHER INFORMATION

ITEM 1.     Legal Proceedings.

            None.

ITEM 2.     Changes in Securities.

            Not applicable.

ITEM 3.     Defaults Upon Senior Securities.

            Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

            None.

ITEM 5.     Other Information.

            None.

ITEM 6.     Exhibits and Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   QCF Bancorp, Inc.
                                                   Registrant


Date: May 8, 1997                                  /s/Daniel F. Schultz
                                                   Daniel F. Schultz
                                                   Vice President/Treasurer
                                                  (Principal Financial Officer)