Form 10KSB
period 1997-06-30
QCF BANCORP INC
filed 1997-09-24
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
  For the fiscal year ended June 30, 1997

  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____________ to _______________

                           Commission File No. 0-25700

                                QCF BANCORP, INC.
                 (Name of small business issuer in its charter)
           Minnesota                                          41-1796789
 (State or other jurisdiction                              (I.R.S. employer
 of incorporation or organization)                        identification no.)

 501 Chestnut Street, Virginia, Minnesota                         55792
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (218) 741-2040

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for it's most recent fiscal year: $11,404,000.

As of August 25, 1997, the aggregate market value of the 432,696 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11,250,096 based on the closing sale price of $26.00 per share of the registrant's Common Stock on August 29, 1997 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of August 25, 1997:  1,426,200.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
1. Portions of the Annual Report to Stockholders for the fiscal year ended
   June 30, 1997.(Parts I, II and IV)
2. Portions of Proxy Statement for 1997 Annual Meeting of Stockholders(Part III)

Transitional Small Business Disclosure Format (Check one):Yes         No    X

                                     PART I

Item 1.  Description of Business

General

     QCF Bancorp, Inc. QCF Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in November 1994 at the direction of the Board of Directors of Queen City Federal Savings Bank (the "Bank") for the purpose of serving as the holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon its conversion from the mutual to the stock form of ownership (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Currently, the Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $10.0 million of investment securities and a note receivable from the Company's Employee Stock Ownership Plan (the "ESOP"). At June 30, 1997, the Company had total assets of $155.2 million, deposits of $103.7 million and stockholders' equity of $27.4 million.

     The Company's executive offices are located at 501 Chestnut Street, Virginia, Minnesota 55792, and its main telephone number is (218) 741-2040.

     Queen City Federal Savings Bank. The Bank is a federal savings bank operating through three offices serving north central St. Louis County in Minnesota. The Bank was chartered in 1960 under the name "Queen City Federal Savings and Loan Association of Virginia." In February 1961, the Bank shortened its name to "Queen City Federal Savings and Loan Association." In 1994, the Bank amended its charter to become a federal mutual savings bank and adopted its current name. On March 31, 1995, the Bank consummated its conversion to the stock form of ownership as a wholly owned subsidiary of the Company. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

     The Bank's principal business consists of attracting deposits from the general public and investing those funds primarily in investment securities and loans secured by first mortgages on owner-occupied, single-family residences in the Bank's market area and consumer loans. The Bank also originates first mortgage loans on multi-family and commercial real estate and commercial loans.

     The Bank derives its income principally from interest earned on investments and loans and, to a lesser extent, loan servicing and other fees and gains on the sale of investments. The Bank's principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, repayments of outstanding investments and loans and operating revenues.

     The Bank's executive offices are located at 501 Chestnut Street, Virginia, Minnesota 55792, and its main telephone number is (218) 741-2040.

Market Area

     The Bank currently conducts its business through three banking offices located in Virginia and Ely, which are located in north central St. Louis County in northeastern Minnesota. The Bank's primary lending area includes the communities located within a 30-mile radius of the Bank's main office in Virginia.

     The economy in the Bank's market area is dependent on the taconite mining industry which experienced problems in the late 1970s and early 1980s due to foreign competition. The Bank's market area experienced plant closings, layoffs and extremely high levels of unemployment at that time. Since then, the taconite mining industry has stabilized, and various processors and others continue to operate taconite mines and plants in the area. However, any decline in that industry could cause material losses to the Bank if local residents had to leave the area to find employment and consequently defaulted on their debt obligations. Due primarily to the economic factors discussed above, the Bank has limited lending opportunities in its market area and does not anticipate that lending opportunities will increase in the future because of the lack of growth in the economy. As a result, the Bank has not been able to originate loans to the extent desired and consequently has had to invest available funds in investment securities. Investment securities typically earn lower yields than single-family, residential mortgage loans, and the Bank's need to purchase investment securities because of the lack of lending opportunities has caused the Bank's interest rate spread to be below that of savings banks of comparable size in more robust market areas. Because of the limited lending opportunities in its market area, the net proceeds of the Conversion have been invested in investment securities, making it difficult for the Bank to increase its interest rate spread and further suppressing the return on equity.

     According to the Virginia Bureau of Economic Development, the population of St. Louis County, Minnesota has decreased gradually over the past several decades from 232,000 for the 1960 Census to 198,000 for the 1990 Census, and the population of Virginia has decreased from 14,000 for the 1960 Census to 9,000 for the 1990 Census.

Lending Activities

     General. The Bank's gross loan portfolio totaled $62.6 million at June 30, 1997, representing 40.3% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1997, $31.9 million, or 50.9% of the gross loan portfolio, consisted of single-family, residential mortgage loans. The Bank also originates consumer loans, which primarily consist of automobile loans, recreation loan and home equity loans. Consumer loans amounted to $18.3 million, or 29.2% of the Bank's gross loan portfolio, at June 30, 1997. To a lesser extent, the Bank also originates loans secured by multi-family and commercial properties and commercial loans. Included in mortgage loans are loans which are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veteran's Administration ("VA").

     The Bank has not actively pursued the origination of loans secured by multi-family or commercial properties. Such loans have generally been made to small businesses within the Bank's market area and are secured by warehouses, retail stores or other commercial property. At June 30, 1997, multi-family and commercial real estate loans amounted to $2.3 million, or 3.7% of the Bank's gross loan portfolio. The Bank also engages in commercial lending within its market area. At June 30, 1997, commercial loans amounted to $10.1 million or 16.1% of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1997, the Bank had no concentration of loans exceeding 10% of total loans other than as disclosed below.

                                                        At June 30,
                                               1997                 1996
                                      Amount        %       Amount      %
                                                (Dollars in thousands)

Type of Loan:
Real estate loans:
Single-family residential............ $ 31,888    50.95%      $ 28,208    52.48%
Multi-family residential.............      895     1.43          1,158     2.16
Nonresidential.......................    1,448     2.31            896     1.67

Commercial business loans............   10,067    16.08          7,183    13.36

Consumer loans:......................
Automobile...........................   10,192    16.29          9,185    17.09
Recreational.........................    1,455     2.32          1,587     2.95
Savings account......................      654     1.05            629     1.17
Second Mortgage .....................    2,948     4.71          2,543     4.73
Other...............................     3,042     4.86          2,361     4.39
                                        62,589   100.00%        53,750   100.00%
Less:
Loans in process....................       40                      25
Discounts...........................       33                      33
Allowance for loan losses...........    1,314                   1,331
Total...........................$      61,202                $ 52,361

     The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                           One to          Five to          More than
                                    One Year or Less     Five Years        Ten Years         10 years          Total

                                                                       (In thousands)

Single-family residential
  real estate...................         $  111           $  2,667         $  8,350          $ 20,750       $ 31,888
Multi-family residential
  and nonresidential
  real estate...................            142                111            1,098               992          2,343
Consumer........................          1,874             12,483            2,328              1606         18,291
Commercial business.............              0              2,080            3,078             3,449         10,067
     Total......................         $3,587           $ 17,351         $ 14,854          $ 26,797        $62,589




     The following table sets forth at June 30, 1997, the dollar amount of all loans due one year or more after June 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.
                                                Predetermined      Floating or
                                                     Rate       Adjustable Rates
                                                         (In thousands)

Single-family residential real estate.........  $     7,571        $   24,716
Multi-family residential and
 nonresidential real estate...................        1,965               236
Consumer......................................       13,844             2,573
Commercial business...........................        4,500             4,107
 Total........................................  $    27,370        $   31,632

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, due-on- sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. The Bank's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers, as well as walk-in customers. In addition, the Bank originates a portion of its automobile loans on an indirect basis through various automobile dealerships located in the Bank's market area. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's salaried loan officers. Loan applications are accepted only at the Bank's main office and the Ely branch office, with the exception of applications which are originated on an indirect basis through various approved automobile dealerships in the Bank's market area. In all cases, however, the Bank has final approval of the application.
     In the early 1980's, the Bank adopted a policy of selling all fixed-rate, conventional single-family mortgage loans in the secondary market to remove any interest rate risk which would result from holding the loans in portfolio. Such loans are sold with servicing released. Management intends to continue to originate fixed-rate loans and to sell in the secondary market all such loans with terms in excess of 15 years or which are insured by the FHA or guaranteed by the VA in the secondary market.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations, when required by the Bank, are performed by appraisers approved by the Bank's Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Loans in excess of $250,000 must be approved by a committee of the Board of Directors.

     Applications for fixed-rate, single-family real estate loans are underwritten and closed in accordance with the standards of FHLMC and FNMA. Adjustable-rate loans originated by the Bank for its portfolio are underwritten and closed based on the Bank's own loan guidelines, which may exceed FHLMC and FNMA standards. The Bank's loans are secured by a variety of properties in its market area. Included in its portfolio are loans secured by properties in rural areas that may not conform to secondary market standards and properties that serve as second or vacation homes. Generally, the Bank compensates for the added risk of these loans through its pricing mechanism.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank's policy is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%. The federal banking agencies, including the OTS, have adopted regulations that would establish loan-to-value ratio requirements for specific categories of real estate loans. Management
believes  that  the  Bank's   current  lending  policies  conform  to  the
regulations adopted by the OTS.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the association's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements;
(iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings association to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $2.5 million at June 30, 1997. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest loans ranged from $285,000 to $906,000. All of these loans were current as of June 30, 1997.

     Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area and the Bank's yield objectives. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

     Single-Family  Residential  Lending.  The  Bank  historically  has been and continues to be an originator of loans secured by single-family residential properties located in its market area. At June 30, 1997, approximately $31.9 million, or 50.9%, of the Bank's gross loan portfolio consisted of loans secured by single-family residential properties.

     The Bank began originating adjustable-rate residential mortgage loans in 1982. Since that time, substantially all single-family mortgage loans originated by the Bank for retention in the Bank's portfolio have been adjustable-rate loans with an initial fixed term of one or five years. After the initial term, the rate adjustments on the Bank's adjustable- rate loans are indexed to the Contract Interest Rate published by the Federal Housing Finance Board (the "Contract Rate"). The interest rates on these mortgages are adjusted either once a year or every five years, with a ceiling rate of 18.75%. The adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. At June 30, 1997, the Bank's loan portfolio included $24.7 million in adjustable-rate, single-family residential mortgage loans, which represented 39.5% of the Bank's gross loan portfolio.

     The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable- rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

     Multi-Family and Commercial Real Estate Lending. The Bank's multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings with between five and 15 units, and the commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings and warehouse space. Multi-family and commercial real estate loans have terms of up to 20 years and are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. Because of the inherently greater risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had substantial experience. However, from time to time, the Bank reviews opportunities to purchase multi-family and commercial real estate loans and occasionally purchases such loans outside its market area.

     Commercial Business Lending. The Bank's commercial lending activities are directed to small Minnesota-based businesses. The Bank's commercial borrowers consist primarily of manufacturing and distribution firms, retailers, and professionals in health care, accounting and law. Generally, the Bank's commercial business loans are secured by assets, which may include accounts receivable, inventory, equipment and other business assets, and are guaranteed by the principals of the borrowers. The Bank's commercial business loan portfolio includes loans which may be at least partially secured by real estate but for which the expected source of repayment for the loan is the cash flow produced by the borrower's business. At June 30, 1997, the Bank's commercial business loans totaled $10.1 million, or 16.1%, of the total loan portfolio.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, the Bank requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

     The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically for the purpose of providing working capital and are usually approved with a six month term. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year. The Bank's commercial business loans generally have interest rates which float at, or at some margin over, the Bank's reference rate.

     Consumer Lending. The consumer loans originated by the Bank include automobile loans, recreational loans, home equity loans, education loans and loans secured by savings deposits. At June 30, 1997, the Bank's consumer loan balance totaled $18.3 million, or 29.2% of its total loan portfolio.

     The Bank's automobile loans are generally underwritten in amounts up to 80% of the lesser of the purchase price or the retail value as published by the National Automobile Dealers Association. The terms of the loan generally do not exceed 60 months for new vehicles or 48 months for used vehicles. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy. The Bank originates a portion of its automobile loans on an indirect basis through various dealerships located in its market area. See " -- Originations, Purchases and Sales of Loans."

     The Bank's recreational loans are loans to finance the purchase of boats, snowmobiles, motorcycles and other recreational vehicles. The terms of such loans generally do not exceed 60 months. At June 30, 1997, recreational loans amounted to $1.5 million, or 2.3% of the Bank's total loan portfolio.

     The Bank's second mortgage loans are made on the security of residential real estate and generally do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, and have terms of up to 15 years. Second mortgage loans are on an adjustable-rate basis at a rate which generally is equal to the Contract Rate plus a margin of between .5% and 1%. At June 30, 1997, second mortgage loans amounted to $3.0 million, or 4.9% of the Bank's total loan portfolio.

     Other consumer loans primarily consist of loans for consumer purposes.

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status.

     All loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, or management concludes that payment in full is not likely. At June 30, 1997, the Bank had no loans which were past due more than 90 days and still on accrual status. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 2 of Notes to Consolidated Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is recorded at the lower of cost or its fair value less estimated selling costs. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 2 of Notes to Consolidated Financial Statements.


     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                        At June 30,
                                                     1997               1996
                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
Real estate:
 Residential...............................       $   171            $    95
 Commercial................................            --                 --
Commercial business..........................          20                122
Consumer.....................................          34                 80
 Total.....................................       $   225            $   297
Percentage of total loans......................       .36%               .55%
Other nonperforming assets (2).................   $    38            $     6

____________
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession or accounted for as a foreclosure in-substance. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.


     During the year ended June 30, 1997, gross interest income of $18,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during such year amounted to $12,000, for the year ended June 30, 1997. At June 30, 1997, the Bank had no restructured loans.

     At June 30, 1997, nonaccrual loans consisted of six mortgage loans secured by residential properties, one commercial business loan, and six consumer loans.

     June 30, 1997, the Bank had no loans modified in troubled debt restructurings, and there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1997, the Bank had no assets classified as loss or doubtful and $153,000 of assets classified as substandard, all of which were included in nonaccrual loans. The assets classified as substandard consisted of one consumer loan, one mortgage loan and one commercial loan. At June 30, 1997, assets designated as special mention totaled $110,000 and consisted of seven loans secured by residential property and seven consumer loans, all but four of which were included in nonaccrual loans.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

     Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession or at the date the Bank determines a property is an "in-substance foreclosed" property, the Bank would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     The level of the allowance for loan losses is recommended by management and reviewed and approved by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Bank's loan portfolio as a whole taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate.

     In December 1993, the banking regulatory agencies, including the OTS, adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (I) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                       Year Ended June 30,
                                                    1997               1996
                                                       (Dollars in thousands)

Balance at beginning of year                 $     1,331           $  1,375

Consumer loan charge-offs                             44                 54

Consumer loan recoveries                              27                 10
Net loan charge-offs                                  17                 44
Provision for loan losses                             --                 --
Balance at end of year                       $     1,314           $  1,331
Ratio of net charge-offs to average loans
 outstanding, net during the year                    .03%               .09%

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                                       June 30
                                                                    1997                                1996

                                                                     Percent of                            Percent of
                                                                    Loans in Each                         Loans in Each
                                                                     Category to                           Category to
                                                          Amount     Total Loans                   Amount   Total Loans

                                                                            (Dollars in thousands)

Real estate                                                  360        54.69%            $           498      56.31%
Commercial business..........................                379        16.08                         287      13.36
Consumer.....................................                575        29.23                         546      30.33
Total allowance for loan losses                    $       1,314        100.00%           $         1,331      100.00%


Investment Activities

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Des Moines, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Des Moines stock and a minimum amount of liquid assets which may be invested in cash and specified securities. The Bank is also permitted to invest in mortgage-related securities. From time to time, the OTS adjusts the percentage of liquid assets which savings associations are required to maintain. For additional information, see " -- Regulation -- Regulation of the Bank -- Liquidity Requirements."

     The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases must be approved by the Bank's Treasurer. The Board of Directors reviews all securities purchased on a monthly basis.

     The Bank adopted SFAS No. 115 as of July 1, 1994. Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent and a sale would only be effected due to deteriorating investment quality. The investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At June 30, 1997, investment securities with an aggregate amortized cost of $25.4 million and an aggregate market value of $25.0 million were included in the portfolio of securities available for sale. The aggregate impact on retained earnings was an after-tax decrease of $223,000 as of June 30, 1997.

     The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At June 30, 1997 1996

                                                     (Dollars in thousands)
Securities available for sale:
 U.S. government and agency securities.           $  7,916          $12,792
 Corporate obligations. . . . . . . . . . . .        2,431            4,964
 Collateralized mortgage obligations . . . . . . .  14,638           16,466
Securities held to maturity:
 U.S. government and agency securities. . . . .. .  26,414           21,314
 Corporate obligations. . . . . . . . . . . . . .    1,960            2,174
 Collateralized mortgage obligations . . . . . . .  26,140           29,309
 Mortgage-backed securities. . . . . . . . . .       3,599            4,164
Total investment securities . . . . . . . . . .    $83,098          $89,183


     The Bank invests in various types of liquid assets that are permissible investments for federally chartered savings banks, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions and federal funds. Subject to various restrictions applicable to all federally chartered savings banks, the Bank also invests its assets in investment grade corporate debt securities.

     Mortgage-Related Securities. CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal pay downs from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

     Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash inflows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. The Bank does not purchase residual interests in mortgage-related securities.

     At June 30, 1997, the Bank had $40.8 million in CMOs, which amounted to 26.3% of total assets. As of June 30, 1997, the securities in the Bank's private mortgage-backed securities portfolio were rated AAA by at least one nationally recognized investment rating service.

     Prepayments in the Bank's mortgage-related securities portfolio may be affected by declining and rising interest rate environments. In a low and falling interest rate environment, prepayments would be expected to increase. In such an event, the Bank's fixed-rate CMO/REMICs purchased at a premium price could result in actual yields to the Bank that are lower than anticipated yields. The Bank's floating rate CMO/REMICs would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayment may subject the Bank's CMO/REMICs to yield and price volatility.

     Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of single- family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

     Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed and mortgage-related securities. At June 30, 1997, the Bank had $3.6 million in mortgage-backed securities (2.3% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA.

     The  following  table  sets  forth   information   regarding  the  expected
maturities, market value and weighted average yields for the Bank's investment securities at June 30, 1997.


                            One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years Total Investment Portfolio
                            Carrying Average   Carrying  Average   Carrying Average  Carrying  Average   Carrying  Market   Average
                             Value    Yield      Value    Yield      Value   Yield    Value     Yield     Value     Value    Yield
                                                                (Dollars in thousands)

Securities available for sale:
  U.S. government and
    agency securities...... $  5,966  4.80%  $   1,950    5.23%   $     --     -- % $     --     -- %  $  7,916    $  7,916   4.915%
  Corporate obligations....      502  9.62         646     7.50         --     --      1,283    7.75      2,431       2,431    8.06
  Collateralized mortgage
    obligations............    6,278  5.79       8,360     6.01         --     --         --      --     14,638      14,638    5.91

Securities held to maturity:
  U.S. government and agency
   securities..............    4,067  6.49      19,356     6.52       2,991  6.85         --      --     26,414      26,448    6.55
  Corporate obligations....       --    --       1,960     7.50          --    --         --      --      1,960       2,008    7.50
  Collateralized mortgage
    obligations............    5,004  6.82      21,136     6.96          --    --         --      --     26,140      26,268    6.94
  Mortgage-backed
    securities.............      956  7.54       1,822    7.48          821  8.09         --      --      3,599       3,611    7.63
      Total................ $ 22,773         $  55,230            $   3,812        $   1,283           $ 83,098     $83,320


     For additional information, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

     The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage
(currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Savings associations are also required to maintain average daily balances of short- term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with all liquidity requirements throughout the year.

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of the Bank's funds for lending and other investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal repayments, maturities of investment securities and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowings may be used to supplement the Bank's available funds. The Bank obtains short-term borrowings through the sale of securities under agreement to repurchase. In addition, the Bank has access to borrow from the FHLB of Des Moines and the Federal Reserve Bank of Minneapolis.

     Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, savings accounts, money market accounts, retirement savings accounts and certificates of deposit which range in term from three to 120 months. Deposit terms vary principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on an ongoing basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals, and federal regulations The Bank does not accept brokered deposits.


     The following table sets forth the average balances and interest rates based on month-end balances for interest- bearing demand deposits and time deposits as of the dates indicated.

                                             Year Ended June 30,
                                     1997                   1996
                                Interest-              Interest-
                                Bearing                Bearing
                                Demand        Time     Demand       Time
                                Deposits    Deposits   Deposits    Deposits
                                           (Dollars in thousands)

Average balance............$     41,539    $ 52,008   $ 44,537    $  52,208
Average rate..............         2.26%       5.62%      2.28%        5.55%

     The following table shows maturities for certificates of deposit of $100,00 or more at June 30, 1997.

                Three months or less                         $               0
                Over three months to six months                        243,698
                Over six months to twelve months                       321,561
                Over twelve months                                   1,297,972
                                                                   $ 1,863,231

     In the unlikely event the Bank is liquidated after the Conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to stockholder of the Bank, which is the Company.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank of Minneapolis. The Bank had $8.1 million in outstanding borrowings from either the FHLB of Des Moines at June 30, 1997 and no outstanding borrowings from the Federal Reserve.

     From time to time the Bank borrows utilizing repurchase agreements issued to high balance customers. The form of repurchase agreement used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date. The Bank utilizes the funds it receives from the repurchase agreements to purchase investment securities with the same maturity date as the repurchase agreements.


     The following table sets forth certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated:

                                                            At or for the
                                                          Year Ended June 30
                                                       1997               1996
                                                         (Dollars in thousands)

Amounts outstanding at end of period.......         $ 22,140          $  29,264
Maximum amount of borrowings outstanding
 at any month end.........................            22,140             29,264
Approximate average short-term borrowings outstanding 21,956             11,980
Average cost of borrowings (1)...............          3.68%               5.60%

(1)    Based on month-end balances.


Subsidiary Activities

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1997, the Bank was authorized to invest up to approximately $4.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has one wholly owned subsidiary: Queen City Service Corporation ("Queen City Service"). Queen City Service, a Minnesota corporation, currently owns part of a commercial condominium building located in Ely, Minnesota that houses the Bank's Ely branch. A portion of the property is also leased to three tenants. Queen City Service is also engaged in the sale of tax deferred annuity contracts and credit life and disability insurance. At June 30,

1997 the Bank's total investment in Queen City Service was $67,000.

     SAIF-insured savings institutions must give the FDIC and OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct from capital the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks in determining regulatory capital compliance. The activities of Queen City Service are not permissible for national banks.


Competition

     The Bank faces strong competition both in originating real estate and other loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates and the loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Bank attracts all its deposits through its branch offices primarily from the communities in which those offices are located. Consequently, competition  for  deposits  is  principally  from  other  savings  institutions, commercial banks, credit unions and brokers in these communities. The Bank competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, the Bank believes it has developed strong relationships with local businesses, realtors, and the public in general.


Employees

     As of June 30, 1997, the Bank had 25 full-time and 12 part-time employees, none of whom was represented by a collective bargaining agreement.

Regulation

     General. As a federally chartered savings bank, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

Regulation of the Bank

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at June 30, 1997 of $554,000.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (I) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1997, the Bank qualified as a QTL.

     Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." The Bank is in compliance with all currently applicable capital requirements.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1997.

                                                                   Percent of
                                                           Amount   Assets (1)
                                                        (Dollars in thousands)


Tangible capital . . . . . . . . . . . . . . . . . .       $16,917   11.7%
Tangible capital requirement . . . . . . . . ..              2,172    1.5
   Excess (deficit) . . . . . . . . . . . . . . . . ..     $14,745   10.2%

Core capital (2) . . . . . . . . . . . . . . . . . .       $16,917    1.7%
Core capital requirement . . . . . . . . . . . .             4,345    3.0
Excess (deficit) . . . . . . . . . . . . . . . . . . .     $12,572    8.7%

Risk-based capital . . . . . . . . . . . . . . . .         $17,727   27.6%
Risk-based capital requirement . . . . . . .                 5,142    8.0
Excess (deficit) . . . . . . . . . . . . . . . . . .       $12,585   19.6%




(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries.

     The federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (I) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (I) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (I) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under- capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

     Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The SAIF assessment rate will be a rate determined by the FDIC to be appropriate to maintain the reserve ratio of the SAIF to 1.25% of insured deposits or such higher percentage as the FDIC determines to be appropriate.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate currently ranges from 0.063% of deposits for well capitalized institutions in Subgroup A to 0.333% of deposits for undercapitalized institutions in Subgroup C.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non- member banks of 4% of total assets for all but the most highly rated state non-member banks.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve require ment is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

     Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval, to make capital distributions during a calendar year in the amount equal to the greater of: (I) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements (a "Tier 2 Association") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (I) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "-- Prompt Corrective Regulatory Action."

     Furthermore, earnings of the Bank appropriated to bad debt reserves for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See " -- Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit either institution's bad debt deduction or create federal tax liabilities.

     Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (I) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (I) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     Savings  institutions  are also  subject to the  restrictions  contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one- borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (I) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines go into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.


Regulation of the Company

     General. The Company is a savings and loan holding company as defined by the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding  company of an  activity  constitutes  a serious  risk to the  financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (I) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See " -- Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Bank Holding Company Act of 1956, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

Taxation
     General. The Company and its subsidiaries will file a consolidated federal income tax return on a June 30 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of taxable income for the taxable year in which the distributions occur.

     Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations.

     The Bank's federal corporate income tax returns have not been audited in the last five years.

     State Income Taxation. The State of Minnesota imposes a corporate franchise tax at the rate of 9.8% on income which is considered Minnesota taxable income. Taxable income for the State of Minnesota is substantially the same as federal taxable income.

     For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

Item 2.  Description of Properties

     The following table sets forth information regarding the Company's offices at June 30, 1997.


                      Year Owned or Book Value at  Approximate    Deposits at
                     Opened Leased  June 30, 1997 Square Footage June 30, 1997
                                        (Deposits in thousands)

Main Office:
501 Chestnut Street    1969    Owned     $ 280,123      12,600       $ 79,879
Virginia, Minnesota
55792

Branch Offices:
Thunderbird Mall       1976   Leased           N/A         500           --  (1)
Virginia, Minnesota
55792

102 E. Sheridan Street 1974    Owned         63,422       9,900         8,679
Ely, Minnesota  55731

(1) The Bank does not separately track deposits at the Thunderbird Mall office. Deposits received at this facility are included in deposits of the main office.

     The book value of the Bank's investment in premises and equipment totaled $425,000 at June 30, 1997. See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1997, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. In addition, there were no pending regulatory proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The information contained under the sections captioned "Stockholders' Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Plan of Operation

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 13 in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report contained on pages 14 through 39 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     The current report on Form 8-K is incorporated herein by reference.

                                    PART III

Item 9. Directors Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation" " -- Director Compensation," " -- Employment Agreements" and " -- Supplemental Executive Retirement Agreement" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

(b)      Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

(c)      Changes in Control

     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K.

 (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

     Independent Auditors' Report

     Consolidated Statements of Financial Condition - June 30, 1997 and 1996

     Consolidated  Statements  of Income - Years ended June 30,  1997,  1996 and
     1995

     Consolidated Statements of Stockholders' Equity - Years ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements



     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

    No.         Description

    3.1         Articles of Incorporation *
    3.2         Bylaws *
    4           Form of Common Stock Certificate of QCF Bancorp, Inc.         **
   10.1         QCF Bancorp, Inc. 1995 Stock Option and Incentive Plan         *
   10.2         QCF Bancorp, Inc. 1995 Management Recognition Plan             *
   10.3(a)      Employment Agreement between QCF Bancorp, Inc.
                  and Kevin E. Pietrini                                        *
   10.3(b)      Employment Agreement between Queen City Federal Savings
                  Bank and Kevin E. Pietrini                                   *
   10.4(a)      Severance Agreements between QCF Bancorp, Inc.
                  and Daniel F. Schultz, Gerald D. McKenna, Judith K.
                  Kauchick and Linda Myklebust                                 *
   10.4(b)      Severance Agreements between Queen City Federal
                  Savings Bank and Daniel F. Schultz, Gerald D. McKenna,
                  Judith K. Kauchick and Linda Myklebust                       *

   10.5         Queen City Federal Savings Bank Deferred
                  Compensation Plan                                            *
   10.6         Queen City Federal Savings Bank Supplemental
                  Executive Retirement Agreements with Kevin E. Pietrini
                  and Daniel F. Schultz                                        *
   10.7         Queen City Federal Savings Bank Grantor Trust Agreement
                  Relating to Employment Agreements, Severance Agreements,
                  Supplemental Executive Retirement Agreements and Deferred    *
                  Compensation Plan
   13           Annual Report to Stockholders
   21           Subsidiaries of the Registrant
   23           Consent of KPMG Peat Marwick LLP
                Consent of Mcladrey & Pullen, LLP
   27           Financial Data Schedule

  (*) Incorporated herein by reference from Registration Statement on Form S-1 filed December 6, 1994 (File No. 33- 87044).
 (**) Incorporated herein by reference from Registration Statement on Form 8-A filed March 15, 1995 (File No. 0- 25700).


     (b) Reports on Form 8-K. During the quarter ended June 30, 1997, the Registrant did not file any Current Reports on Form 8-K.

     (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-KSB or incorporated by reference herein.

     (d) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QCF BANCORP, INC.

September 12, 1997
                                           By:
                                           Kevin E.Pietrini
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                              September 23, 1997
Kevin E. Pietrini
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

                                                              September 23, 1997
Daniel F. Schultz
Vice President and Treasurer
(Principal Financial and Accounting Officer)

                                                              September 23, 1997
Philip K. Schumacher
Chairman of the Board

                                                              September 23, 1997
Peter J. Johnson
Director

                                                              September 23, 1997
Craig W. Nordling
Director

                                                              September 23, 1997
Robert L. Muhich
Director

                                                              September 23, 1997
John C. Pearsall
Director

                                                              September 23, 1997
John A. Trenti
Director

                                   EXHIBIT 13







To Our Shareholders, Customers and Friends:

The directors, officers and staff of QCF Bancorp, Inc. and Queen City Federal Savings Bank proudly present our annual report to shareholders. This report represents an exciting and a productive year at Queen City Federal and a significant year in terms of earnings. We ended the year with a net income of $2,011,000. This represents a return on average assets of 1.34%. We also ended the year with record earnings per share of $1.57.

The significance of this years earnings lies in the fact that these results include a "one time" special FDIC assessment of $686,000 pre-tax. Without the special assessment, Queen City Federal would have enjoyed another record year in terms of earnings. We encourage you to read the"Management's Discussion and Analysis" section of this report for a more complete explanation of your Company's financial performance.

In the ensuing year, Queen City Federal will continue to pursue its philosophy of being our region's "local" financial institution. Although we will continue providing traditional thrift services, we will move ahead with our plan to be more "bank like". This trend is evidenced by a 12% increase in consumer loans over the last year and a 40% increase in commercial business loans. We will continue our commitment to the local community bank concept by promoting local involvement in the community. I would also like to thank our employees for their hard work and dedication in making this another successful year at Queen City Federal.

The directors, officers and staff of Queen City Federal want to thank all of our stockholders and customers for their confidence and support in our organization as we endeavor to enhance shareholder value in the year to come.
                                   Sincerely,


                                   Kevin E. Pietrini
                                   President and
                                   Chief Executive officer

                             FINANCIAL HIGHLIGHTS
                 (Dollars in Thousands, Except Per Share Data)

                                          At or For the Year Ended
                                                June 30, 1997
                                         --------------------------

                                              1997      1996

Operating Results
   Net interest income                $       6,029    6,073
   Non interest income                          566      480
   Non interest expense                       3,276    2,687
   Net Income                                 2,011    2,333

Per Share Data
   Net income                         $        1.57     1.44
   Book value                                 19.23    18.47


Balance Sheet Data
   Total assets                       $     156,727  150,430
   Investment Securities                     83,098   89,183
   Net loans                                 61,202   52,361
   Deposits                                 103,681   88,832
   Short-term borrowings                     22,140   29,264
   Stockholders' equity                      27,423   29,685

Financial Ratios
   Return on average assets                    1.34%    1.56%
   Return on average equity                    7.44     8.06
   Net interest margin                         4.12     4.25
   Average equity to average assets           18.03    19.33
   Non-performing assets to total assets        .17      .20
   Total regulatory capital to risk-adjusted assets27.5838.51


Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided to assist readers in their understanding of the consolidated financial statements of QCF Bancorp, Inc. (QCF). This discussion should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere in this report.

QCF is the unitary savings and loan holding company for Queen City Federal Savings Bank (the Bank). The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on March 31, 1995.

                    FIVE-YEAR SELECTED FINANCIAL SUMMARY(1)

(Dollars in Thousands,                      Year Ended June 30
  Except per Share Data)

Operating Results
                                1997     1996   1995    1994    1993

  Interest income            $10,703   10,658  8,867   7,558   8,245
  Interest expense             4,674    4,585  4,018   3,947   4,322
  Net interest income          6,029    6,073  4,849   3,611   3,923
  Provision for loan losses        0        0      0      60     240
  Non-interest income            566      480    411     416     638
  Non-interest expense         3,276    2,687  2,378   2,164   2,014
  Income tax expense           1,308    1,533  1,166     734     953
  Income before cumulative effect
     of change in accounting principle2,0112,3331,715  1,069   1,354
  Net income                   2,011    2,333  1,715   1,588   1,354

Per Share Data
  Net income (1995 - March 31-June 30)$  1.57   1.44    0.35
  Pro forma net income                          1.04
  Book value                   19.23    18.47  17.17

Balance Sheet Data
  Total Assets               $156,727 150,430146,548 133,135 135,333
  Investment securities       83,098   89,183 88,503  85,412  86,950
  Net loans                   61,202   52,361 45,964  40,810  39,699
  Deposits                   103,681   88,832113,544 113,091 104,197
  Short-term borrowings       22,140   29,264      0   4,190  16,742
  Stockholders' equity        27,423   29,685 30,602  13,991  12,404

Financial Ratios
  Return on average assets      1.34%    1.56   1.27    0.80(2) 1.04
  Return on average equity      7.44     8.06  10.09    8.02   11.54
 Average equity to average assets18.03  19.33  12.62    9.94    9.04

(1) QCF Bancorp, Inc. (QCF) completed a public stock offering on March 31, 1995, which generated net proceeds of $17.0 million. QCF purchased all of the stock of Queen City Federal Savings Bank (the Bank) with a portion of the conversion proceeds. The information reflected above represents the financial condition and the results of operations for the consolidated QCF for 1995 through 1997 and only the Bank for 1993 and 1994.

(2) Ratio is based on income before cumulative effect of change in accounting principle. After including cumulative effect of change in accounting principle, the return on average assets would be 1.18%.

Results of Operations

QCF's net income of $2.0 million, or $1.57 per share, in fiscal 1997 decreased $322,000, or 13.8%, below fiscal 1996 net income. The decrease in net income for fiscal 1997 was attributable to a special assessment by the FDIC of $416,000 net of taxes offset by an increase is non-interest income.

Return on average assets was 1.34% for fiscal 1997 compared to 1.56% for fiscal 1996 and 1.27% for fiscal 1995.

Net Interest Income

QCF's net income is dependent primarily on its net interest income, which is the difference between interest earned on securities, loans and other interest-earning assets (interest income) and interest paid on deposits and short-term borrowings (interest expense). Net interest margin is calculated by dividing net interest income by the average interest-earning assets and is normally expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest- bearing liabilities, and the level of non-performing assets.

The following table presents the total dollar amount of interest income and expense from average interest- earning assets and liabilities and the results and yields.


                                                                        Year Ended June 30

                                                   1997                         1996                       1995

                                        Average            Rate/     Average            Rate/   Average             Rate/
                                        Balance Interest  Yield      Balance  Interest  Yield   Balance  Interest   Yield
(Dollars in Thousands)
Interest-Earning Assets (1)

     Loans receivable, net (2)         $57,087    5,144   9.01%     $48,671     4,439    9.12% $ 43,091   3,840      8.91%
     Investment securities              84,388    5,385   6.38       90,373     6,011    6.65    82,112   4,842       5.90

     Other including cash equivalents    4,749      174   3.66        4,408       208    4.72     5,351     185       3.46

     Total interest-earning assets    $146,244   10,703   7.32     $142,909    10,658    7.4    130,554   8,867       6.79


Interest-Bearing Liabilities
     NOW accounts                       $8,835      118   1.34        9,255       127    1.37    10,418     139       1.33
     Passbooks                          23,939      598   2.50       26,084       652    2.50    28,439     711       2.50
     Money market accounts               8,765      224   2.55        9,228       235    2.55    10,629     271       2.55
     Certificate accounts               52,008    2,925   5.62       52,208     2,900    5.55    55,464   2,624       4.73
     Short-term borrowings              21,956      809   3.68       11,980       671    5.60     7,979     273       3.42

Total interest-bearing liabilities   $ 115,503    4,674   4.05      108,755     4,585    4.22   112,929   4,018       3.56

Net Interest Income                             $ 6,029            $  6,073                     $ 4,849

Net Earning Assets                    $ 30,721                    $  34,154                    $ 17,625

Net Yield on Interest-Earning Assets                      4.12%                          4.25%                        3.71%

  Average Interest-Earning Assets to
  Average Interest-Bearing Liabilities                  126.60%                        131.40%                      115.61%

(1)  Tax exempt income was not significant; therefore, was not presented on a tax equivalent basis.
(2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
   Average balance includes non-performing loans.

Net interest income was $6.0 million for the fiscal year ended June 30, 1997, down from $6.1 million in fiscal 1996. This represents a decrease of 0.7% from fiscal 1996. The decrease in net interest income was due to a slight decrease in the Bank's net interest margin and average net-earning assets.

The following schedule presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest- bearing liabilities. It distinguishes between the increase/decrease related to higher outstanding balances and that due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) change in volume multiplied by old rate and (ii) change in rate (i.e., changes in rate multiplied by old volume) . The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                       Year Ended June 30

                                  1997 vs 1996                 1996 vs 1995

(Dollars in thousands)                    Increase(Decrease) Due to
                             Volume    Rate     Total  Volume Rate   Total

Interest-earning assets:
Loans receivable, net        $   760    (55)    705     507     92     599
Investment securities           (388)  (238)   (626)    514    654    1168
Other including cash              15    (49)   (34)    (37)     60      23
     equivalents
Total interest-earning assets $387 (342) 45 984 806 1,790 Interest-bearing liabilities:
NOW accounts                    $(6)      (3)   (9)    (16)      4    (12)
Passbooks                       (54)       0   (54)    (59)      0    (59)
Money market accounts           (11)       0   (11)    (36)      0    (36)
Certificate accounts            (11)      36    25    (160)    436     276
Short-term borrowings           424     (286)  138     175     223     398
  Total interest-bearing
  liabilities                  $342     (253)   89     (96)    663     567

Change in net interest income$    45      89    44    1,080    143   1,223


In fiscal 1997 the yield on average interest-earning assets decreased by 14 basis points which reduced interest income as compared to fiscal 1996. This was offset in part by a $ 3.3 million increase in average interest- earning assets between fiscal years 1997 and 1996. The combined impact (interest rate decrease and volume increase) caused interest income for fiscal 1997 to increase $45,000 or 0.4%. Interest expense increased $89,000 from fiscal 1996 to 1997. The increase was due to an increase in average interest-bearing liabilities of $6.7 million or 6.2%,offset by a 17 basis point decrease in interest rates. The increase in average interest- bearing liabilities was due to a $10.0 million increase in average short-term borrowings offset by a $3.2 million increase in deposit accounts.

Provision for Loan Losses

The Bank made no provision for loan losses in fiscal 1997 or 1996. Provision for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of lending conducted by the Bank, past due loans in the Bank's loan portfolio and national, regional and local economic conditions.

Non-interest Income

Non-interest income was $566,000 for fiscal 1997 compared to $480,000 for fiscal 1996. The following table presents major components of non-interest income.
                                Year Ended June 30

(Dollars in thousands)        1997       1996

Fees and service charges    $   489      438
Other                            77       42
Total non-interest income       566      480

The increase of $86,000 or 19.6% in total non-interest income between fiscal year 1997 and 1996 was primarily due to increased checking and loan fees due to increased volume in these two areas.
Non-interest Expense

Non-interest  expense was $3.4 million for fiscal 1997  compared to $2.7 million
for  fiscal  1996.  The  following  table  presents  the  major   components  of
non-interest expense.
                                                    Year Ended June 30

(Dollars in thousands)                                1997      1996

Compensation and benefits                            $1,865    1,712
Occupancy                                               214      226
Federal deposit insurance premiums                      675      240
Advertising                                              74       76
Other                                                   448      433
  Total non-interest expense                         $3,276    2,687

Total non-interest expense increased $589,000 or 21.9% from fiscal 1996 to fiscal 1997. The primary cause of the increase was a $435,000 increase in Federal deposit insurance premiums. Such increase was due to a special assessment by the FDIC.

Income Taxes

QCF recorded income tax expense of $1.3 million in fiscal 1997 compared to $1.5 million in fiscal 1996. The decrease in income tax expense between 1996 and 1997 is primarily the result of changes in taxable income between the years.

Financial Condition

QCF's  total  assets at June 30,  1997 were  $156.7  million  compared to $150.4 million at June 30, 1996. The increase of $6.3 million from 1997 to 1996 reflects fluctuations in levels of deposits and short-term borrowings, which are responsive to market conditions.

Investment Securities

Investment securities decreased by $6.1 million or 6.8% from fiscal 1996 to fiscal 1997. The decrease was due to an increase in loan demand. During fiscal 1997, QCF purchased $23.8 million of investment securities and collected principal from maturities or repayments of $30.5 million.

Cash and Cash Equivalents

Cash and cash equivalents increased by $3.0 million from $4.7 million at June 30, 1996 to $7.8 million at June 30, 1997. The Bank's cash and cash equivalents fluctuate from period to period depending on liquidity needs and the timing of purchases of investment securities.

Loans Receivable, Net

Net loans receivable, increased $8.8 million or 16.9% from $52.4 million at June 30, 1996 to $61.2 million at June 30, 1997. The increase reflected increased mortgage demand, consumer demand for installment loans and business demand for commercial loans.

Allowance for Loan Losses

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loans being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

Non-Performing Assets

Non-performing assets totaled $262,000 at June 30, 1997 compared to $303,000 at June 30, 1996.

Non-performing assets are summarized in the following table.

                                                     June 30

(Dollars in thousands)                   1997   1996    1995    1994   1993

Non-accrual loans                       $ 225    297     182      43    323
Foreclosed assets                          38      6       0       4     44
  Total non-performing assets         $   263    303     182      47    367

  Non-performing assets to year-end assets .17%  .20     .13     .04    .27
  Non-performing loans to year-end loans .43 .58 .40 .11 .81 Allowance for loan losses to
  Non-performing assets                    501   439     755   2,955    358


The non-performing assets reflected above primarily consist of one-to-four family mortgage loans or consumer loans.

Deposits and Short-term Borrowings

The Bank's deposits increased $14.8 million, or 16.7%, from $88.8 million at June 30, 1996 to $103.7 million at June 30, 1997. Short-term borrowings, which consist of sales of securities under agreements to repurchase identical securities, decreased from $26.3 million at June 30, 1996 to $14.0 million at June 30, 1997. These changes were primarily due to a switch in funding liabilities from repurchase agreements to regular deposits.

Capital Adequacy

Stockholders' equity was $27.4 million at June 30, 1997 down from $29.7 million at June 30, 1996. The decrease was due to the repurchase of stock for the treasury of $2.8 million and for the stock option trust of $1.9 million offset primarily by earnings of $2.0 million.

Federal savings institutions are required to satisfy their capital requirements:
(I) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that core capital" equal or exceed 3.0% of adjusted total assets, and (iii) a requirement that "risk-based capital" equal or exceed 8.0% of risk-weighted assets. At June 30, 1997 and 1996, the Bank met each of the three capital requirements.

Liquidity Management

The Bank is required to maintain average daily balances of liquid assets equal to 5% of its net withdrawable savings deposits plus short-term borrowings. The Bank must also maintain average daily balances of short-term liquid assets equal to 1% of its net withdrawable savings deposits plus short-term borrowings. The Bank has maintained an average daily liquidity ratio in excess of these requirements.

The primary investing activities are the origination of loans and the purchase of securities. During the year ended June 30, 1997, net loans increased $8.8 million while maturities and principal collected on investment securities, net of purchases totaled $6.7 million.

The primary financing activity is the attraction of deposits and short-term borrowings. During the year ended June 30, 1997, net deposits and short-term borrowings increased $7.7 million.

QCF's most liquid assets are cash and cash equivalents, represented by cash and interest-bearing deposits with banks. The level of these assets is dependent on the operating, financing, and investing activities during any given period. Cash and cash equivalents increased $3.0 million to $7.8 million during the year ended June 30, 1997.

Asset/Liability Management

Net interest income, the primary component of the Bank's net income, is derived from the difference or "spread" between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank has sought to reduce its exposure to changes in interest rate by matching more closely the effective maturities or re-pricing characteristics of its interest-earning assets and interest-bearing liabilities. The matching of the Bank's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net portfolio value.

An asset or liability is interest rate sensitive within a specific time period if it will mature or re-price within that time period. If the Bank's assets mature or re-price more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long term loans funded by short term deposits by pursuing certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates. The Bank has established an Asset and Liability Management Committee which currently is comprised of the executive officers of the Bank. This Committee reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the Bank's flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Bank a assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates.

Management's principal strategy in managing the Bank's interest rate risk has been to maintain short- and intermediate-term assets in its portfolio, including locally originated adjustable rate mortgage loans. In addition, in managing its portfolio of investment securities, the Bank seeks to purchase investment securities that mature on a basis that approximates as closely as possible the estimated maturities of the Bank's liabilities.

In addition to shortening the average re-pricing period of its assets, the Bank has sought to lengthen the average maturities of its liabilities by adopting a tiered pricing program for its certificates of deposits which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in them.

Dividends

QCF has not paid any dividends to stockholders since its incorporation. The Board of Directors may consider a policy of paying cash dividends to stockholders in the future. The declaration of dividends are subject to among other things, QCF's financial condition and earnings, tax considerations, economic conditions, regulatory restrictions and other factors.

Effects of Inflation

Because QCF's asset and liabilities are, for the most part, liquid in nature, they are not significantly affected by inflation. Interest rates have a more significant impact on Queen City Federal's performance than the effect of inflation. However, the rate of inflation affects operating expenses, such as employee salaries and benefits, occupancy and equipment changes, and other overhead expenses.

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
QCF Bancorp, Inc.
Virginia, Minnesota


We have audited the accompanying consolidated statement of financial condition of QCF Bancorp, Inc. and subsidiary (the Company) as of June 30, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of QCF Bancorp, Inc. and subsidiary for the years ended June 30, 1996 and 1995 were audited by other auditors whose report, dated August 20, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCF Bancorp, Inc. and subsidiary as of June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



MCGLADREY & PULLEN, LLP






Duluth, Minnesota
August 18, 1997

                       QCF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition


Assets                                             June 30, 1997  June 30, 1996

Cash                                                $   747,733          379,098
Interest-bearing deposits with banks                  7,026,683        4,355,895
   Cash and cash equivalents                          7,774,416        4,734,993
Securities available for sale
  (amortized cost of $25,359,674 and
  $33,283,046 at June 30, 1997 and 1996 respectively)24,985,627       32,221,800
Securities held to maturity
 (estimated market value of $58,334,591 and
 $56,811,210 at June 30, 1997  and 1996 respectively)58,112,799       56,961,040
Loans receivable, net                                61,202,301       52,361,221
Federal Home Loan Bank stock, at cost                   553,900          553,900
Accrued interest receivable                           1,310,779        1,223,713
Premises and equipment                                  424,609          440,736
Deferred tax asset                                      519,300          731,396
Prepaid expenses and other assets                     1,843,672        1,200,724

      Total Assets                                 $156,727,403      150,429,523

Liabilities and Stockholders' Equity

Deposits                                           $103,681,490       88,832,424
Short-term borrowings                                14,039,794       26,263,736
Federal Home Loan Bank advances                       8,100,000        3,000,000
Accrued interest payable                              1,071,313        1,013,368
Advance payments made by borrowers
  for taxes and insurance                                61,675           56,576
Accrued expenses and other liabilities                2,349,845        1,578,622

      Total Liabilities                             129,304,117      120,744,726

Commitments and Contingencies

Stockholders' equity:
  Serial preferred stock; authorized 1,000,000 shares;
     issued and outstanding none                              0                0
  Common stock ($.01 par value): authorized
     7,000,000 shares; issued 1,782,750; outstanding
     1,426,200 shares in 1997                            17,828           17,828
     and 1,606,906 in 1996.
  Additional paid-in capital                         16,665,625       17,003,711
  Retained earnings, subject to certain restrictions 20,051,443       18,040,190
  Net unrealized loss on securities available for sale (222,745)       (636,750)
  Unearned employee stock ownership plan shares      (1,080,710)     (1,183,330)
  Unearned management recognition plan shares          (746,292)       (944,177)
  Shares in stock option trust, at exercise price    (1,872,071)               0
  Treasury stock, at cost, 356,550 shares in 1997
   and 175,844 at June 30, 1996                      (5,389,792)     (2,612,675)

      Total Stockholders' Equity                     27,423,286       29,684,797

      Total Liabilities and Stockholders' Equity   $156,727,403      150,429,523
See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income



                                                   Year Ended June 30
                                          1997           1996            1995


Interest income:
 Loans                                $5,143,815       4,438,865       3,839,927
 Securities                            5,558,735       6,218,603       5,027,075

    Total interest income            10,702,550       10,657,468       8,867,002
Interest expense:
 Deposits                             3,864,147        3,914,016       3,744,536
 Short-term borrowings                  809,248          670,600         273,451

    Total interest expense            4,673,395        4,584,616       4,017,987

    Net interest income               6,029,155        6,072,852       4,849,015

Provision for loan losses                     0                0               0

    Net interest income after provision
         for loan losses              6,029,155        6,072,852       4,849,015

Non-interest income:
  Fees and service charges              489,517          437,961         348,887
  Other                                  76,584           42,352          61,646

    Total non-interest income           566,101          480,313         410,533

Non-interest expense:
  Compensation and benefits           1,865,372        1,711,540       1,423,142
  Occupancy                             213,910          225,752         224,329
  Federal deposit insurance premiums    675,361          240,000         267,537
  Advertising                            73,683           76,118          60,955
  Other                                 447,676          433,092         402,438

     Total non-interest expense       3,276,002        2,686,502       2,378,401

  Income before income tax expense and
   cumulative effect of change
   in accounting principle            3,319,254        3,866,663       2,881,147

Income tax expense                    1,308,000        1,533,000       1,166,000

  Net income                         $2,011,254        2,333,663       1,715,147

Earnings per common share                 $1.57             1.44            0.35

Pro forma earnings per common share                                         1.04

Weighted average number of shares     1,284,263        1,617,885       1,646,170

See accompanying notes to consolidated financial statements.

                                                              QCF BANCORP, INC. AND SUBDIDIARY
                                                          Consolidated Statement of Stockholders' Equity

                                                                                   Unearned
                                                                    Net Unrealized Employee  Unearned
                                                                     Gain(loss) on   Stock  Management
                                                   Additional          Securities Ownership Recognition Stock             Total
                                            Common  Paid-in Retained   Available     Plan      Plan    Option Treasury Stockholders'
                                            Stock   Capital Earnings   for Sale     Shares    Shares    Trust    Stock   Equity
                                        --------------------------------------------------------------------------------------


Balance, June 30, 1994                                     13,991,380                                                     13,991,380

 Cumulative effect of change in accounting
 for securities available for sale at July 1, 1994                    (1,332,311)                                        (1,332,311)

 Net Income                                                 1,715,147                                                      1,715,147

 Change in net unrealized loss on
 securities available for sale                                           523,922                                             523,922

 Sale of common  stock                   17,828 16,980,172                                                                16,998,000

 Adoption of employee stock ownership plan                                       (1,426,200)                             (1,426,200)

 Earned employee stock ownership plan shares       12,009                          120,080                                   132,089
                                         --------------------------------------------------------------------------------------

Balance, June 30, 1995                   17,828 16,992,181 15,706,527  (808,389)(1,306,120)                               30,602,027

 Net income                                                  2,333,663                                                     2,333,663

 Purchase of treasury stock                                                                                   (3,746,557)(3,746,557)

 Adoption of management recognition plan           (41,291)                                 (1,092,591)       1,133,882            0

 Amortization of  management recognition plan                                                   148,414                      148,414

 Change in net unrealized loss on securities available for sale          171,639                                             171,639

 Earned employee stock ownership plan shares        52,821                        122,790                                    175,611
                                         --------------------------------------------------------------------------------------

Balance, June 30, 1996                   17,828 17,003,711 18,040,190  (636,750)(1,183,330)(944,177)          (2,612,675) 29,684,797

 Net income                                                  2,011,253                                                     2,011,253

 Purchase of treasury stock                                                                                   (2,777,117)(2,777,117)

 Purchase of stock for stock option trust         (366,969)                                           (1,872,071)        (2,239,040)

 Amortization of  management recognition plan                                                197,885                         197,885

 Change in net unrealized loss on securities available for sale          414,005                                             414,005

 Earned employee stock ownership plan shares        28,883                        102,620                                    131,503
                                         --------------------------------------------------------------------------------------

Balance, June 30, 1997                 $17,828  16,665,625 20,051,443  (222,745)(1,080,710)(746,292)(1,872,071)(5,389,792)27,423,286

See accompanying notes to consolidated financial statements

                         QCF BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Cash Flows

                                                                                Year ended June 30
                                                                        1997         1996            1995
Operating activities:
Net income                                                          $ 2,011,254     2,333,663     1,715,147
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                          91,524        95,931       110,081
   Federal Home Loan Bank stock dividend                                      0       (10,900)            0
   Amortization of net premiums on securities                            52,777        16,572       281,039
   (Increase)decrease in accrued interest receivable                    (87,066)       36,187      (347,377)
   Increase in accrued interest payable                                  57,945       119,501       153,985
   Increase(decrease) in accrued expenses and other liabilities         229,422      (205,767)     (221,470)
   (Decrease)increase in deferred income taxes                         (105,100)       23,300        15,500
   Amortization of unearned ESOP shares                                 175,503       175,611       132,089
   Amortization of MRP                                                  197,885       148,414             0
  ( Increase)decrease in other assets                                   (68,842)     (105,376       673,610

      Net cash provided by operating activities                       2,555,302     2,627,136     2,512,604

Investing activities:
 Proceeds from maturities and principal collected
  on securities held to maturity                                     22,597,122    51,083,659    34,800,123
 Proceeds from maturities and principal collected
  on securities available for sale                                    7,873,050     3,784,710     2,900,813
 Purchases of securities held to maturity                           (23,751,337   (55,272,070)  (41,138,736)
 Purchases of securities available for sale                                   0             0    (1,287,717)
 Net increase in loans                                               (8,841,080)   (6,396,974)   (5,153,856)
 Net (increase)decrease in real estate owned                            (32,302)       (6,085)        4,112
 Purchases of premises and equipment                                    (75,397        (40,131)     (31,701)

   Net cash used in investing activities                             (2,229,944)    (6,846,891)  (9,906,962)

Financing activities:
  Net increase (decrease)in deposits                                 14,849,066    (24,711,547)     453,424
  Net (decrease)increase in short-term borrowings                   (12,223,942)    26,263,736   (4,189,819)
  Net increase in Federal Home Loan Bank advances                     5,100,000      3,000,000            0
  Adoption of ESOP                                                            0              0   (1,426,200)
  Proceeds from sale of common stock                                          0              0   16,998,000
  Purchase of treasury stock                                         (2,777,117)    (3,746,557)           0
  Adoption of stock option trust                                     (2,239,040)             0            0
  Increase (decrease)in advance payments made by
  borrowers for taxes and insurance                                       5,098         (4,606)      (5,405)

  Net cash provided by financing activities                           2,714,065        801,026   11,830,000

  Increase(decrease) in cash and cash equivalents                     3,039,423     (3,418,729    4,435,642

Cash and cash equivalent at beginning of year                         4,734,993      8,153,722    3,718,080

Cash and cash equivalents at end of year                             $7,774,416      4,734,993    8,153,722

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Income taxes                                                      $1,311,807      1,678,667      985,000
   Interest                                                           4,615,450      4,465,115    3,864,002

Supplemental schedule of non-cash investing activities:
 Securities transferred to securities available for sale                      0              0   38,702,799

See accompanying notes to consolidated financial statements.


                       QCF BANCORP, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

(1) Description of the Business

QCF Bancorp, Inc. (the Company) was incorporated under the laws of the State of Minnesota for the purpose of becoming the savings and loan holding company of Queen City Federal Savings Bank (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company commenced on February 10, 1995, a Subscription and Community Offering of its stock in connection with the conversion of the Bank (the Offering). The Offering was closed on March 17, 1995 and the conversion was consummated on March 31, 1995.

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly- owned subsidiary, Queen City Service Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation. All financial information prior to March 31, 1995 contained herein relates solely to the Bank and its subsidiary.
(2) Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and to general practice within the savings and loan industry. The following is a description of the more significant of those policies which the Company follows in preparing and presenting its consolidated financial statements.

Material Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination. Securities Securities available for sale are carried at market value at June 30, 1997 and 1996. Net unrealized gains and losses, net of tax effect, are credited or charged to stockholders equity. Securities held to maturity are carried at amortized cost. Gains and losses on sales of securities are recognized at the time of sale and are calculated based on the specific identification method.

Premiums and discounts are amortized using the interest method over the term of the securities.

Loans Receivable

Loans are considered long-term investments and, accordingly, are carried at historical cost.

Discounts on loans originated or purchased are amortized to income using the interest method over the estimated average loan life.

The allowance for loan losses is maintained at an amount considered adequate to provide for probable losses. The allowance for loan losses is based on periodic analysis of the loan portfolio by management. In this analysis management considers factors including, but not limited to, specific occurrences, general economic conditions, loan portfolio composition and historical experience. Loans are charged off to the extent they are deemed to be uncollectible.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

Loan origination and commitment fees are recorded as income when received and loan origination costs are expensed as incurred. The Bank has not adapted SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with originating or Acquiring Loans and Initial Direct costs of Leases", because the effect of adoption is not material to the consolidated financial statements.

The Company defines a loan as impaired when it is probable the Company will be unable to collect principal and interest payments due in accordance with the terms of the loan agreement. Imp' loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair' value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral.

Interest on loans is recognized over the terms of the loans arid is calculated using the simple interest method on principal amounts outstanding. Accrual of interest is generally stopped when a loan is greater than three months past due. Interest on these loans is recognized only when actually paid by the borrower if collection of the principal is likely to occur. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.
Foreclosed Real Estate

Real estate acquired in the settlement of loans is carried at the lower of the unpaid loan balance plus settlement costs or estimated fair market value less selling cost. The carrying value of individual properties is periodically evaluated and reduced to the extent cost exceeds estimated fair value less selling costs. Costs of developing and improving such properties are capitalized. Expenses related to holding such real estate, net of rental and other income, are charged against income as incurred.
Premises and Equipment

Land is carried at cost. Office buildings, improvements, furniture, and equipment are carried at cost less accumulated depreciation.

Depreciation is computed on a straight-line basis over the estimated useful lives of 7 to 33 years for office buildings and improvements, and 5 to 7 years for furniture and equipment.
Cash Equivalents and Cash Flows

Cash equivalents primarily represent amounts on deposit at other financial institutions and highly liquid financial instruments with original maturities at the date of purchase of three months or less. Cash flows from loans, deposits, short term borrowings and FHLB advances are reported net.

Earnings per Share

Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method.

The earnings per share for 1995 were computed by dividing net income ($571,604) from the date of conversion, March 31, 1995, to the end of the year, June 30, 1995, by the weighted average common stock shares outstanding (1,646,170) for the period. Pro forma earnings per common share were computed by dividing net income ($1,715,147) for the year ended June 30, 1995, by the weighted average common stock shares outstanding (1,646,170) for the period. This computation does not reflect the pro forma effects of the investment income that would have been received had the net proceeds from the stock offering been received at the beginning of the year.

Income taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Impact  on Recently Issued Statements of Financial Accounting Standards

The   Financial   Accounting   Standards   Board  (FASB)  has  issued  SFAS  No.
125."Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of Statement No. 125. "SFAS No. 123 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on control of the underlying financial assets. The provisions of SFAS No. 125 including those applicable to the servicing of financial assets were effective as of January 1, 1997. The impact of these provisions on the consolidated financial statements was not material. Other provisions of SFAS No. 125, including those applicable to transfers of financial assets and extinguishment of liabilities, are effective as of January 1, 1999. The impact of these provisions on the consolidated financial statements is not expected to be material.

SFAS No. 128, "Earnings per Share", was issued in February 1997. Effective for QCF Bancorp, Inc. as of December 31, 1997, SFAS No. 128 replaces the primary earnings per share ("EPS") disclosures with basic and diluted EPS disclosures to simplify the calculation and improve international comparability. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic EPS amounts. All other entities are required to present basic and diluted EPS amounts. Diluted EPS amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of the is standard is not expected to effect the historical trends in reported earnings per share.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") SFAS No. 130 requires that all items that are components of comprehensive income (defined as "the change in equity {net assets} of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners", be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will be required to (a) classify items of other comprehensive income by this nature in a financial statement and (b)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 13, 1997. and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information. " ("SFAS No. 131") requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. As the requirements of SFAS No. 131 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



Reclassifications

Certain prior year amounts have been reclassified to conform with the 1997 presentation.
(3) Securities Available for Sale

Securities available for sale at June 30, 1997 and June 30, 1996 are summarized as follows:


                                              June 30, 1997
                                            Gross      Gross
                             Amortized  unrealized  unrealized     Fair
                                 Cost      gains      losses       value
                          ------------------------------------------------

Collateralized mortgage
      obligations          $14,969,882      11,397   (343,326)  14,637,953
U.S. government and
      agency securities      8,000,000           0    (83,700)   7,916,300
Corporate bonds and
      notes                  1,152,410       2,365     (6,526)   1,148,249
Preferred stocks             1,237,382      46,993     (1,250)   1,283,125
                          $25, 359,674      60,755   (434,802)  24,985,627



                                        June 30, 1996

                                            Gross      Gross
                             Amortized   Unrealized Unrealized     Fair
                               cost         gains     losses       value
                          ------------------------------------------------


Collateralized mortgage
   obligations             $17,279,701       1,791   (815,297)  16,466,201
U.S. government and
   agency securities        13,000,000           0   (208,375)  12,791,625
Corporate bonds and
   notes                     1,727,476           0    (31,002)   1,696,474
Preferred stocks             1,275,863         518     (8,881)   1,267,500
                          $ 33,283,046       2,309 (1,063,555)  32,221,800


Collateralized mortgage obligations presented in the table above aggregating to $992,361 and $1,194,356(cost) at June 30, 1997 and 1996, respectively have been issued by private issuers and are not guaranteed or insured by the U.S. government.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of securities available for sale at June 30, 1997, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The allocation of Collateralized mortgage obligations is based upon the anticipated average lives of the securities using estimated mortgage prepayment speeds.

                           June 30, 1997

                        Amortized
                          cost    Fair value
                               (in thousands)

  Due within one year          $ 12,965     12,747
  Due after one year
      through five years         11,158     10,956
   Due after five years
      through ten years               0          0
  No stated maturity              1,237      1,283
                                $25,360     24,986


There were no sales of securities available for sale during the three years ended June 30, 1997.

Accrued interest receivable on securities available for sale aggregated to $201,005 and $261,084 at June 30, 1997 and 1996, respectively.

(4) Securities Held to Maturity

   Securities held to maturity at June 30, 1997 and June 30, 1996 are summarized as follows:


                                                    June 30, 1997
                                                  Gross        Gross
                                      Amortized unrealized   unrealized  Fair
                                        cost       gains       losses    value
                              ------------------------------------------------

  Mortgage-backed
    securities                       $3,598,753    27,836    (16,054)  3,610,535
  Collateralized mortgage
    obligations                      26,139,503   195,842    (66,947) 26,268,389
  U.S. government and
    agency obligations               26,413,704    91,188    (56,733) 26,448,159
  Corporate bonds
    and notes                         1,960,839    46,669         (0)  2,007,508
                                    $58,112,799   361,535   (139,743) 58,334,591

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

                                                June 30, 1996
                                              Gross         Gross
                                Amortized  unrealized     unrealized    Fair
                                   cost       gains         losses      value
                                ------------------------------------------

  Mortgage-backed
    securities                  $4,164,043    34,733       (35,106)  4,163,669
  Collateralized mortgage
    obligations                 29,308,904   128,105      (210,009) 29,227,000
   U.S. government and
      agency obligations        21,314,009    72,445      (170,093) 21,216,362
   Corporate bonds
      and notes                  2,174,084    33,951        (3,856)  2,204,179

                               $56,961,040   269,234      (419,064) 56,811,210


Collateralized mortgage obligations presented in the tables above aggregating ot $2,022,092 and $2,385,994 (cost) at June 30, 1997 and 1996 respectively have been issued by private issuers and are not guaranteed or insured by the U.S. government.

The carrying amount and fair value of securities held to maturity at June 30, 1997, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The allocation of mortgage-backed securities and collateralized mortgage obligations is based upon the anticipated average lives of the securities using estimated mortgage prepayment speeds.


                               June 30, 1997

                           Amortized    Fair
                             cost       value
                          (in thousands)

Due within one year       $10, 027    10,042
Due after one year through
  five years                44,274    44,471
Due after five years
  through ten years          3,812     3,822
Due after ten years             0          0

                           $58,113    58,335


There were no sales of securities held to maturity during the three years ended June 30, 1997.

Accrued interest receivable on securities held to maturity aggregated $661,685 and $574,785 at June 30, 1997 and 1996, respectively.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(5) Loans Receivable

   Loans receivable at June 30, 1997 and 1996 are summarized as follows:


                                                    June 30
                                          1997                 1996

   Residential one-to-four family
      mortgage loans                 $31,888,499            28,207,901
   Multifamily mortgage loans            895,364             1,157,815
   Commercial real estate loans        1,447,834               896,630
   Consumer loans                     18,291,160            16,304,510
   Commercial loans                   10,066,789             7,183,197
                                      62,589,646            53,750,053
   Less:
      Allowance for losses           (1,314,174)            (1,331,352)
      Loans in process                  (73,171)               (57,480)
                                     $61,202,301            52,361,221

The weighted average annual contractual interest rate for all loans was 8.82% and 8.80% at June 30, 1997 and 1996, respectively.

Non-accrual loans totaled $224,842 and $297,268 at June 30, 1997 and 1996, respectively. There were no restructured loans at June 30, 1997 and 1996.

Non-accrual loans are the only loans that are considered to be impaired under the criteria established by SFAS No. 114 and SFAS No. 118. The related allowance for credit losses as of June 30, 1997 was $30,621. The average investment in impaired loans during fiscal 1997 was $281,500.

The effect of impaired loans on interest income for the years ended June 30, 1997, 1996 and 1995 were:

There are no material commitments to lend additional funds to customers whose loans were classified as non- accrual.

The aggregate amount of loans to directors and executive officers of the Bank were $50,329 and $32,433 at June 30, 1997 and 1996, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization and do not represent more than normal risk of collection.

Accrued interest receivable on loans receivable at June 30, 1997 and 1996 was $448,089 and $387,844, respectively.

The Bank grants loans to customers who live primarily in northeastern Minnesota. Although the Bank has a diversified loan portfolio a substantial portion of its debtors' ability to honor their contracts is dependent upon local economy which is concentrated in the iron mining and wood products industries.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

At June 30, 1997 and 1996 Bank was servicing loans for others with aggregate unpaid principal balances of approximately $2,899,003 and $166,458 respectively.

(6) Allowance for Loan Losses

    Activity in the allowance for loan losses is summarized as follows:


   Balance at June 30, 1994                                    $1,389,474

      Provision for losses                                              0
      Charge-offs                                                (18,446)
      Recoveries                                                    3,931

   Balance at June 30, 1995                                     1,374,959

      Provision for losses                                              0
      Charge-offs                                                (53,562)
      Recoveries                                                    9,955

   Balance at June 30, 1996                                     1,331,352

    Provision for losses                                                0
    Charge-offs                                                  (44,013)
    Recoveries                                                     26,835

Balance at June 30, 1997                                       $1,314,174

(7) Foreclosed Real Estate

  Foreclosed real estate, included in other assets, consisted of the following:

                                                             June 30

                                                         1997        1996

   Real estate in judgment                             $38,387       6,085

   Less allowance for losses                                 0           0

                                                       $38,387       6,085

(8) Premises and Equipment

   A summary of premises and equipment at June 30, 1997 and 1996 is as follows:

                                               June 30
                                           1997        1996

   Land                                 $90,800       0,800
   Office buildings and improvements  1,085,715   1,088,090
   Furniture and equipment              873,724     822,530
                                      2,050,239   2,001,420
  Less accumulated depreciation      (1,625,630) (1,560,684)

                                      $ 424,609     440,736

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(9) Deposits

   Deposits and weighted-average interest rates at June 30, 1997 and 1996 are summarized as follows (dollar amounts in thousands)


                                        June 30
                                1997              1996

                                   Weighted           Weighted
                                    Average           Average
                           Amount    Rate      Amount    Rate

   Passbook               $25,317    2.50%    23,562   2.50%
   Demand deposits         13,506    0.61     11,908   0.63
   Money market             9,320    2.55      8,066   2.55
   Certificates            55,538    5.28     45,296   5.25

                         $103,681           $ 88,832

At June 30, 1997 and 1996, the Bank had $5,023,000 and $0, respectively, of deposit accounts with balances of $100,000 or more. Deposit balances greater than $100,000 are not insured. The Bank did not have any brokered deposits at June 30, 1997 or 1996.
   Interest expense on deposits is summarized as follows:

                              Year ended June 30
                      1997           1996        1995

   Passbook        $598,475       652,217     710,492
   Demand deposits  117,637       126,888     139,000
   Money market     223,508       235,323     271,000
   Certificates   2,924,527     2,899,588   2,624,044

                    $3,864,147  3,914,016   3,744,536

Certificates  had  the  following   remaining   maturities  (dollar  amounts  in
thousands)
                                June 30, 1997
                                          Weighted
                                          Average
                                 Amount     rate

   Less than 3 months           $10,433    4.12%
   3-12 months                   16,383     4.78
   13-36 months                  22,380     6.01
   Over 36 months                 6,342     5.91

                                $55,538     5.28

At June 30, 1997 and 1996 no securities were pledged as collateral for deposits.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(10) Short-term Borrowings

Short-term borrowings consist of sales of securities under agreements to repurchase the identical securities. The agreements generally mature within 180 days and bear a weighted average interest rate of 3.56% at June 30, 1997.

The agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of the securities collateralizing the agreements remaining in the asset accounts. The securities collateralizing the agreements are in safekeeping at the Federal Home Loan Bank of Des Moines in the Bank's account. At June 30, 1997, the agreements were collateralized by securities with a carrying value of $15,631,513 and an approximate market value of $15,670,527. At June 30, 1996 the agreements were collateralized by securities with a carrying value of $29,332,063 and an approximate market value of $28,977,122.

Federal Home Loan Bank advances totaled $8,100,000 and $3,000,000 at June 30, 1997 and 1996, respectively. The advances have an average maturity of 14 months and 5 months and an average rate of 5.81% and 5.80% at June 30,1997 and 1996, respectively. The advances are collateralized by the Bank's Federal Home Loan Bank stock, mortgage loans and government agency securities.

(11) Income Taxes

    Federal and state income tax expense is as follows:


                                        Year ended June 30


                                1997           1996           1995

    Current:
        Federal             $1,075,100      1,149,400      878,022
        State                  338,000        360,300      272,478
            Total current    1,413,100      1,509,700    1,150,500

    Deferred:
        Federal                (78,900)        17,400       11,820
        State                  (26,200)         5,900        3,680
             Total deferred   (105,100)        23,300       15,500

                            $1,308,000      1,533,000    1,166,000


The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate tax rate to income before taxes as follows:

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

                                                        Year Ended June 30
                                                   1997        1996       1995

     Federal "expected" income tax expense      $1,128,546  1,314,665   979,590
     Items affecting federal income tax:
        Preferred stock dividends                  (22,696)   (24,317)         0
        State income taxes, net of federal
           income tax benefit                      206,010    241,692    182,258
        Other, net                                  (3,860)       960      4,152

                                                $1,308,000  1,533,000  1,166,000

    Effective income tax rate                         39.4%      39.6       40.5

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are as follows:

                                                     Year Ended June, 30
                                                   1997            1996
   Deferred tax assets:
      Allowance for unrealized losses on securities
         available for sale                     $ 151,191       $424,496
      Allowance for loan losses                    86,793         98,246
      Deferred compensation                       205,985        189,748
      Supplemental executive retirement plan      183,172        104,326
      Other                                             0         32,114
                                                $ 627,141       $848,930

   Deferred tax liabilities:
      Federal Home Loan Bank stock              $  76,225         70,815
      Premises and equipment                       18,847         19,879
      Other                                        12,769         26,840
                                                  107,841        117,534

           Net deferred tax asset               $ 519,300        731,396

No valuation allowance was required for deferred tax assets at June 30, 1997 or 1996.

Retained earnings at June 30, 1997 includes approximately $2,270,000 for which no provision for federal income tax has been made. This amount represents allocations of income to bad debt deductions for tax purposes. Reduction of the amount so allocated for purposes other than to absorb losses will create income for tax purposes, which will be subject to the then- current corporate income tax rate.

(12) Commitments and Contingencies

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve. to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the accompanying statements of financial condition.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customers' creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the loan type and on management's evaluation of the borrower. Collateral consists primarily of residential real estate and personal property. The Bank had outstanding commitments to extend credit of $2,113,765 and $136,250 at June 30, 1997 and 1996, respectively.

Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The standby letters of credit are primarily issued to support private borrowing arrangements, and expire within the next fiscal year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in making loans to customers. The amount of collateral the Bank obtains to support standby letters of credit is based on management's credit evaluation of the borrower. Since the conditions under which the Bank is required to fund standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The Bank had outstanding standby letters of credit of $247,000 and $157,400 at June 30, 1997 and 1996, respectively.

(13)  Regulatory Capital Requirements

The Bank as a member of the Federal Home Loan Bank System is required to hold a specified number of shares of capital stock, which is carried at cost, in the Federal Home Loan Bank of Des Moines. In addition, the Bank is required to maintain cash and liquid assets in an amount equal to 5% of its deposit accounts and other obligations due within one year. The Bank has met these requirements.

Federal savings institutions are required to satisfy three capital requirements:
(i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted assets". Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. As of June 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table sets forth the Bank's calculation of tangible, core and risk-based capital and applicable percentages of adjusted assets at June 30, 1997 together with the excess over the minimum capital requirements.


                                 Actual            Required           Excess

(Dollars in thousands)     ---------------------------------------------------
                           Amount    Percent   Amount  Percent   Amount  Percent

Tangible capital          $16,917    11.68%   $ 2,172   1.50%   $14,745   10.18%
Core capital               16,917    11.68      4,345   3.00     12,572     8.68

Plus allowed portion of general
allowance for loan losses   ---------------------------------------------------
810
Risk-based capital        $17,727    27.58      5,142   8.00     12,585    19.58
                            ---------------------------------------------------

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(14) Employee Benefits

During fiscal 1995 the Company  adopted an Employee  Stock  Ownership  Plan (the
ESOP) which met the requirements of Section 4975(e)(7) of the Internal Revenue Code and Section 407(d)(6) of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and as such the ESOP was empowered to borrow in order to finance purchases of the common stock of the Company. The ESOP borrowed $1,426,200 from the Company to purchase 142,620 shares of common stock of the Company on the date of the conversion. The Bank has committed to make annual contributions to the ESOP necessary to repay the loan including interest. The Bank contributed $224,961, $302,957 and $167,744 to the ESOP for the years ended June 30, 1997 and 1996 respectively.

As the debt is repaid, ESOP shares which were initially pledged as collateral for its debt, are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans". Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation benefit expense for 1997, 1996 and 1995 was $175,503, $175,611 and $132,089, respectively.

All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. In 1997, the company committed to release 10,262 shares of common stock which were allocated to eligible participants subject to the restrictions of the ESOP.

  Shares released and allocated                                        34,549
   Unreleased shares                                                  108,071

      Total ESOP shares                                               142,620

   Fair value of unreleased shares at June 30, 1997                $2,296,508

On January 6, 1994, the Bank adopted a defined contribution retirement savings plan covering all employees with at least one year of service. The Bank's portion of the retirement savings plan contribution was $15,156 for the year ended June 30, 1995. The plan was suspended on December 31, 1994 and no future contributions are expected to be made to it until the ESOP loan has been paid in full.

The Bank has individual deferred compensation and supplemental retirement agreements with certain directors and officers. The cost of such individual agreements is being accrued over the period of actual service from the date of the respective agreement. The cost of such agreements was $205,047, $178,574, and $176,218 for the years ended June 30, 1997, 1996, and 1995, respectively. The agreements are funded through a grantor trust with assets which match the investment options selected by the directors and officers. Increases(decreases) in the value of the trust assets are recorded as increases(decreases) in the related liability accounts. The assets of the trust are included under "prepaid expenses and other assets" and the corresponding liabilities are included under "accrued expenses and other liabilities" on the consolidated statement of financial condition.

The Company established the Management Recognition Plan (MRP) for directors and key officers during the year ended June 30, 1995. Following shareholder approval of the MRP on October 11, 1995, the Bank purchased 78,441 shares of the Company's common stock in the open market at $14.46 per share, of which 71,310 were granted to directors and officers in accordance with the provisions of the MRP The cost of the shares awarded under the plan is recorded as unearned compensation, a contra equity account, and are recognized as an expense in accordance with the vesting requirements under the plan. For the fiscal year ended June 30, 1997 and 1996, the amount included in compensation expense was $197,885 and $148,414 respectively.

The Company established a stock option plan for directors, officers and employees. The stock option plan was approved by shareholders on October 11, 1995, and in accordance with the terms of the plan, the exercise

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

price was established at the fair market price on the date of shareholder approval of $13.875 per share. Awards made under the plan may be incentive stock options as defined by Section 422 of the Internal Revenue Code of 1986 or options that do not qualify. Under the plan 178,275 options were available for grant and 160,448 options were granted in 1995. 32,091 options were eligible to be exercised as of June 30, 1997. No options had been exercised as of June 30, 1997. All options expire on October 11, 2005.

As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretaions. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the
(fair)(minimum) value method prescribed in the FASB Statement No. 123, reported net income (and earnings per share) would have been reduced to:

        Year ended June 30                 Net income                  Per share

              1997                         $1,888,854                      1.47

              1996                          2,211,263                      1.37

              1995                          1,715,147                      1.04

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the (minimum)(fair) value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 1995: No dividends; risk-free interest rate of 6.0%, expected life of 10 years, (and expected price volatility of 14.57%).

(15) Stockholders' Equity

The Company was incorporated for the purpose of becoming the savings and loan holding company of the Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to a Plan of Conversion adopted on October 25, 1994.

The Company  commenced  on February  10,  1995,  a  Subscription  and  Community
Offering of its shares in connection with the conversion of the Bank (the Offering). The Offering was closed on March 17, 1995 and the conversion was consummated on March 31, 1995, with the issuance of 1,782,750 shares of the Company's common stock at a price of $10 per share. Total proceeds from the conversion of $16,998,000 net of costs relating to the conversion of $829,500, have been recorded as common stock and additional paid-in capital. The Company purchased all of the capital stock of the Bank in exchange for 50% of the net proceeds of the conversion.

The Company's articles of incorporation authorized the issuance of up to 1,000,000 shares of preferred stock but to date no shares have been issued.

In order to grant a priority to eligible account holders in the event of future liquidation, the Bank, at the time of conversion established a liquidation account equal to its regulatory capital as of December 31, 1994. In the event of future liquidation of the Bank, an eligible account holder who continues to maintain their deposit account shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased as the balance of eligible account holders are reduced subsequent to the conversion, based on an annual determination of such balance.
The Bank may not declare or pay a cash dividend to the Company in excess of 100% of its net income to date during the current calendar year plus the amount that would reduce by one-half the Bank's surplus capital ratio at the beginning of the calendar year without prior notice to the Office of Thrift Supervision
(OTS). Additional limitations on dividends declared or paid on, or repurchases of, the Bank's capital stock are tied to the Bank's level of compliance with its regulatory capital requirements.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(16) Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures of estimated fair values of the Bank's financial instruments, including assets, liabilities and off- balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 1997 and 1996 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. The estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based only on existing financial instruments without attempting to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

The estimated fair value of the Bank's financial instruments are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments.

                                                June 30
                                        1997                  1996

                                 Carrying Estimated   Carrying   Estimated
(in thousands)                    Amount Fair Value    Amount   Fair Value
Financial assets:
  Cash and cash equivalents      $7,774    7,774        4,735      4,735
  Securities available
     for sale                    24,986   24,986       32,222     32,222
  Securities held to maturity    58,113   58,335       56,961     56,811
  Loans receivable, net          61,202   45,583       52,361     52,275
  Federal Home Loan
     Bank Stock                     554      554          554        554
  Accrued accounts receivable     1,311    1,311        1,224      1,224
Financial liabilities:
  Deposits                      103,681  114,022       88,832     88,742
  Short-term borrowings          22,140   22,076       29,264     29,998
  Accrued interest payable        1,071    1,071        1,013      1,013

Cash and Cash Equivalents

 The carrying amount of cash and cash equivalents approximates their fair value.

Securities Available for Sale and Securities Held to Maturity

The fair value of securities are based upon quoted market prices.

Loans Receivable

The fair value of loans receivable were estimated for groups of loans with similar characteristics. The fair value of the loan portfolio, was calculated by discounting the scheduled cash flows through the estimated maturity using anticipated prepayment speeds and using discount rates that reflect the credit and interest rate risk inherent in each loan portfolio. The fair value of the adjustable loan portfolio was estimated by grouping the loans with similar characteristics and comparing the characteristics of each group to the prices quoted for similar types of loans in the secondary market.

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

Federal Home Loan Bank Stock

The carrying amount at FHLB stock approximates its fair value.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value since it is short-term in nature and does not present unanticipated credit concerns.

Deposits

The fair value of deposits with no stated maturity such as checking, savings and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using as discount rates the rates that were offered by the Bank as of June 30, 1997 and 1996 for deposits with maturities similar to the remaining maturities of the existing certificates of deposit.

The fair value estimate for deposits does not include the benefit that results from the low cost funding provided by the Bank's existing deposits and long-term customer relationships compared to the cost of obtaining different sources of funding. This benefit is commonly referred to as the core deposit intangible.

Short-term Borrowings

The fair value of short-term borrowings due on demand, is equal to the amount payable on demand. The fair value of other short-term borrowings is based on the discounted value of contractual cash flows using as discount rates the rates that were available to the Bank as of June 30, 1997 and 1996 for short-term borrowings with maturities similar to the remaining maturities of the existing short-term borrowings.

Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value since it is short-term in nature.
(17) QCF Bancorp, Inc. Financial Information (Parent Company Only)

The parent company's principal assets are its investment in the Bank and its savings deposits at the Bank. The following are the condensed financial statements for the parent company only as of June 30, 1997 and 1996.

                                                     June 30
   Condensed Balance Sheets                  1997                1996
  Assets:
         Cash and cash equivalents       $1,826,158                  0
         Securities available for sale    8,484,571          9,250,806
         Investment in subsidiary        16,783,814         20,942,550
         Other assets                       372,743            437,109
            Total assets                $27,467,286         30,630,465
  Liabilities:
         Cash overdraft                           0            945,668

  Stockholders' equity:                  27,467,286         29,684,792
            Total liabilities and
               stockholders' equity      27,467,286        30,630,465

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

                                                      Year Ended June 30
                                               1997          1996        1995
Condensed Statements of Income
   Interest income                            $ 722,139     739,706      94,939
   Equity in earnings of subsidiary           1,610,787   2,358,885   1,661,741
   Other                                       (140,672)   (779,929)     (5,532)
   Income before income tax expense           2,192,254   2,318,662   1,751,147
   Income tax expense (benefit)                 181,000     (15,000)     36,000
      Net income                             $2,011,254   2,333,662   1,715,147

Condensed Statements of Cash Flows
Operating activities:
   Net income                                $2,011,254   2,333,662   1,715,147
   Equity in earnings of subsidiary          (1,610,787) (2,358,885)(1,661,741)
   Distributions of earnings of subsidiary    6,000,000           0  5,000,000
   Amortization of Unearned ESOP shares         175,503     175,611    132,089
   Amortization of MRP                          197,885     148,414          0
   (Decrease)increase in liabilities           (945,668)    945,668          0
   Decrease in other assets                     (56,914)   (327,326)  (109,783)
   Net cash provided by operating activities  5,771,273     917,144  5,075,712
Investing activities:
   Purchase of securities available for sale          0 (10,006,363)         0
   Principal collected from securities
      available for sale                      1,071,042     687,264          0
   Net cash  provided by (used in)
      investing activities                    1,071,042  (9,319,099)         0
Financing activities:
   Proceeds from sale of common stock                 0           0 16,998,000
   Increase in unearned ESOP shares                   0           0 (1,426,200)
   Purchase of Bank stock                             0           0 (8,499,000)
   Increase in stock option trust            (2,239,040)          0          0
   Purchase of treasury stock                (2,777,117) (3,746,557)         0
   Net cash provided by (used in)
      financing activities                   (5,016,157) (3,746,557) 7,072,800
   Increase(decrease) in cash and
      cash equivalents                        1,826,158 (12,148,512)12,148,512
   Cash and cash equivalents, beginning
      of period                                       0  12,148,512          0
   Cash and cash equivalents, end
      of period                              $1,826,158           0  12,148,512

                       QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(18) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data (in thousands of dollars except for per share amounts) for fiscal 1997 and 1996 are as follows:

                                            Three Months Ended
   Selected Operations Data   ------------------------------------------
                              6/30/97     3/31/97   12/31/96      9/30/96

   Interest income           $ 2,726       2,627       2,692       2,657
   Interest expense            1,196       1,137       1,175       1,165
      Net interest income      1,530       1,490       1,517       1,492
   Non-interest income           169         128         134         135
   Non-interest expense          678         674         544       1,381
   Income tax expense            402         370         436         100
        Net income        $      619         574         671         147
   Earnings per common share   $ .49         .45         .55         .11
   High stock price            20.25       19.75       18.25       15.75
   Low stock price             20.38       18.75       16.25       15.00

                             6/30/96    3/31/96     12/31/95     9/30/95
                              ------------------------------------------

   Interest income           $ 2,620       2,646       2,742        2,649
   Interest expense            1,106       1,141       1,223       1,107
      Net interest income      1,514       1,497       1,519       1,542
   Non-interest income           147         115         101         117
   Non-interest expense          663         693         676         654
   Income tax expense            382         371         374         406
      Net income                 615         548         571         600
   Earnings per common share    $.40         .33         .34         .36
   High stock price            15.25       14.88       15.00       14.50
   Low stock price             14.00       14.38       14.25       13.00


  Selected Financial Condition Data      6/30/97 3/31/97 12/31/96   9/30/96
                                     ------------------------------------------

   Total assets                       $ 156,727  149,637 146,922    148,321
   Investment securities                 83,098   81,889  80,493     87,278
   Net loans                             61,202   58,465  57,665     55,744
   Deposits                             103,681  104,946 102,84      81,794
   Short-term borrowings                 20,140   15,850  15,746     37,905
   Stockholders' equity                  27,423   27,070  26,760     26,161

                                         6/30/96 3/31/96 12/31/95   9/30/95
                                     ------------------------------------------

   Total assets                       $ 150,430  145,608 161,23     153,695
   Investment securities                 89,183   89,787 105,236     99,726
   Net loans                             52,361   49,938  48,357     47,118
   Deposits                              88,832  105,083 103,71     105,037
   Short-term borrowings                 29,264    7,04   24,292     15,019
   Stockholders' equity                  29,685   31,760  31,465     31,474

                           STOCKHOLDERS' INFORMATION

Annual Meeting                                        Stock Listing
The annual meeting of shareholders     QCF's common stock is listed on
will be held on Wednesday,             the NASDAQ National Market System with
October 8, 1997 at 9:00 A. M. at       a ticker symbol of QCFB.
the executive office of the Company.   Stockholders of record:  360

Executive Office                                      Form lO-KSB
QCF Bancorp, Inc.                      QCF's Form lOKSB is filled with the
501 Chestnut Street                    Securities and Exchange Commission and
Virginia, MN 55792-1147                is available without charge upon request
(218) 741-2O4O                         from: QCF Bancorp, Inc.
                                             Attn: Investor Relations
Independent Auditors                         P.O. Box 1147
McGladrey & Pullen                           Virginia, MN 55792
227 West First Street
Duluth, MN 55802
                                       Transfer Agent & Registrar
Investor Information                   Inquiries regarding change of address,
QCF Bancorp, Inc.                      transfer requirements, lost certificates
Investor Relations                     should he directed to the transfer agent:
P.O. Box 1147                          Registrar and Transfer Company
Virginia, MN 55802                     10 Commerce Drive
                                       Cranford, New Jersey 07016
                                       1-800-368-5948

Directors and Officers:
  Directors:                           Executive Officers:
  Philip K. Schumacher                 Kevin C. Pietrini
  Chairman of the Board                President
  President of Arrowhead Health
  Care Center

  Kevin V. Pietrini                    Daniel P. Schultz
  President and Chief                  Vice President and Treasurer
  Executive Officer

  Robert A. Muhich                     Linda M. Myklebust
  Computer Consultant                  Vice President
  Culbert Realty & Appraisal Service

  John A. Trenti                       Gerald D. Mckenna
  Attorney at the Trenti Law Firm      Vice President

  Peter J. Johnson                     Branch Offices:
  President of Hoover Construction     Thunderbird Mall
                                       Virginia, MN 55792
  Craig W. Nordling
  Line Department Manager              102 East Sheridan Street
  Lake Country Power                   Ely, MN 55731

  John C. Pearsall
  Partner with Mesabi Dental Service

                                   EXHIBIT 21

                         Subsidiaries of the Registrant

                                                  State or Other
                                                  Jurisdiction of    Percentage
                                                   Incorporation      Ownership
Parent

QCF Bancorp, Inc.                                     Minnesota


Subsidiary (1)

Queen City Federal Savings Bank                      United States        100%

Subsidiaries of Queen City Federal Savings Bank (1)

Queen City Service Corporation                         Minnesota          100%


________________
(1)
The assets, liabilities and operations of the subsidiaries are included in the consolidated financial statements contained in the Annual Report to Stockholders attached hereto as an exhibit.

EXHIBIT 23

MCGLADREY&PULLEN; LLP                                             RSM
Certified Public Accountants and Consultants international


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
QCF Bancorp, Inc.
Virginia. Minnesota


We have audited the accompanying consolidated statement of financial condition of QCF Bancorp, Inc. and subsidiary (the Company) as of June 30, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects. the financial position of QCF Bancorp, Inc. and subsidiary as of June30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We hereby consent to the incorporation by reference of this repoft included in this Form l0-KSB in the previously filed Registration Statement of QCF Bancorp, Inc. on Form S-8 (No.33-98154).





Duluth, Minnesota
August 18, 1997

Peat Marwick LLP


                4200 Norwest Center
                90 South Seventh Street
                Minneapolis. MN 55402


            Consent of Independent Public Accountants


The Board of Directors
QCF Bancorp, Inc.:


We consent to the incorporation by reference in the registration statement (No. 33- 98154) on Form 8-8 of QCF Bancorp, Inc. of our report dated August20, 1996, relating to the consolidated statement of financial condition of QCF Bancotp, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1996, which report appears in the June 30, 1997 annual report on Form 10-KSB of QCF Bancorp Inc.




September 17, 1997