Form 10QSB
period 1997-09-30
QCF BANCORP INC
filed 1997-11-07
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

   Yes ( X )   No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class               Outstanding at October 31, 1997

Common stock, .01 par value                        1,383,803

                       QCF BANCORP, INC.

                            CONTENTS


PART I - FINANCIAL INFORMATION
                                                                   Page
     Item 1:   Financial Statements
               Consolidated Statements of Financial Condition
               at September 30, 1997 and June 30, 1997                3

               Consolidated Statements of Income for the Three
               Months Ended September 30, 1997 and 1996     4

               Consolidated Statement of Stockholders' Equity
               for the Three Months Ended September 30, 1997          5

               Consolidated Statements of Cash Flows for the
               Three Months Ended September 30, 1997 and 1996         6

               Notes to Consolidated Financial Statements             7

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                      9

     Item 2:   Changes in Securities                                  9

     Item 3:   Defaults Upon Senior Securities                        9

     Item 4:   Submission of Matters to a Vote of Security Holders    9

     Item 5:   Other Information                                      9

     Item 6:   Exhibits and Reports on Form 8-K                       9

     Signatures                                                      10

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                                         September 30, 1997    June 30, 1997
Cash                                                            $     661,045           747,733
Interest-bearing deposits with banks                                6,331,580         7,026,683

     Cash and cash equivalents                                      6,992,625         7,774,416

Securities available for sale (amortized cost of
   $21,025,586 and $25,359,674 at September 30,                    20,836,041        24,985,627
   1997 and June 30, 1997 respectively)
Securities held to maturity (estimated market value of
   $61,821,872 and $58,334,591 at September 30,
   1997 and June 30, 1997 respectively)                            61,521,389        58,112,799
Loans receivable, net                                              63,673,151        61,202,301
Federal Home Loan Bank stock, at cost                                 553,900           553,900
Accrued interest receivable                                         1,183,519         1,310,779
Premises and equipment, net                                           411,987           424,609
Deferred tax asset                                                    443,818           563,300
Prepaid expenses and other assets                                   2,575,355         1,799,672

     Total Assets                                                $158,191,785       156,727,403

Liabilities and Stockholders' Equity

Deposits                                                          104,548,734       103,681,490
Short-term borrowings                                              14,253,413        14,039,794
Federal Home Loan Bank advances                                     7,000,000         8,100,000
Accrued interest payable                                            1,156,754         1,071,313
Advance payments made by  borrowers
   for taxes and insurance                                             92,525            61,675
Accrued expenses and other liabilities                              5,120,189         2,349,845

     Total Liabilities                                            132,171,615       129,304,117

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                           0                 0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,381,683 shares at                17,828            17,828
      September 30, 1997 and 1,426,200 at June 30, 1997.
Additional paid-in capital                                         16,160,964        16,665,625
Retained earnings, subject to certain restrictions                 20,691,252        20,051,443
Net unrealized loss on securities available for sale                 (113,728)         (222,745)
Unearned employee stock ownership plan shares                      (1,063,030)       (1,080,710)
Unearned management recognition plan shares                          (696,821)         (746,292)
Shares in stock option trust, at the exercise price                (2,473,566)       (1,872,071)
Treasury stock, at cost, 398,948 shares at September 30,  1997     (6,502,729)       (5.389,792)
      and 356,550 at June 30, 1997

     Total Stockholders' Equity                                    26,020,170        27,423,286

     Total Liabilities and Stockholders' Equity                  $158,191,785       156,727,403

See accompanying notes to consolidated financial statements.

                QCF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statement of Income
                          (Unaudited)

                                                         Three Months Ended
                                                             September 30
                                                        1997             1996
 Interest income:
  Loans                                                $1,411,779      1,230,837
     Securities                                         1,417,692      1,426,456
               Total interest income                    2,829,471      2,657,293
Interest expense:
     Deposits                                              91,397        829,624
     Short-term borrowings                                238,017        335,213
               Total interest expense                   1,229,414      1,164,837
       Net interest income                              1,600,057      1,492,456
Provision for loan losses                                       0              0
       Net interest income after
       provision for loan losses                        1,600,057      1,492,456
Non-interest Income:
     Fees and service charges                             128,336        125,421
     Other                                                 12,536          9,906
       Total Non-interest income                          140,872        135,327

Non-interest expense:
     Compensation and benefits                            496,197        456,741
     Occupancy                                             57,882         48,65
     Federal deposit insurance premiums                    16,800         45,790
     Advertising                                           13,445        14,089
     Other                                                 94,796        115,592

       Total non-interest expense                         679,120      1,380,863
Income before income tax expenses                       1,061,809        246,920

Income tax expense                                        422,000        100,000
  Net income                                         $    639,809        146,920

Earnings per common share                            $       0.52           0.11



See accompanying Notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                                Net           Unearned
                                                                Unrealized    Employee  Unearned
                                                                Gain (Loss)   Stock     Management                       Total
                                          Additional            on Securities Ownership Recognition Stock                Stock-
                                 Common   Paid-in     Retained  Available     Plan      Plan        Option    Treasury   holders'
                                 Stock    Capital     Earnings  for Sale      Shares    Shares      Trust     Stock      Equity

 Balance, June 30, 1997      $    17,828  16,665,625  20,051,443 (222,745) (1,080,710) (746,292) (1,872,071) (5,389,792) 27,423,286

  Net Income                                             639,809                                                            639,809

   Purchase of treasury stock                                                                                (1,112,937)(1,112,937)

   Purchase of stock for                    (529,956)                                              (601,495)            (1,131,451)
   stock option trust

  Amortization of management                                                              49,471                             49,471
  recognition plan

   Change in net unrealized loss
   on securities available for sale                               109,017                                                   109,017

   Earned employee stock
   ownership plan shares                       25,295                           17,680                                       42,975


Balance, September 30, 1997  $    17,828   16,160,964  20,691,252 (113,728) (1,063,030) (696,821)(2,473,566) (6,502,729) 26,020,170


See accompanying Notes of Consolidated Financial Statements.

                         QCF BANCORP,INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                          Three Months Ended
                                                             September 30
                                                            1997      1996
Operating activities:
   Net income                                         $   639,809       146,920
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                          26,926        23,367
     Amortization of net discounts on securities          (23,041)       (3,069)
     Decrease  in accrued interest receivable             127,260       195,215
     (Increase) in accrued interest payable                85,441        81,945
     Increase in accrued expenses and other liabilities 2,770,344       650,312
     Amortization of unearned ESOP shares                  42,975        46,920
     Amortization of MRP                                   49,471        49,471
     (Increase) decrease  in other assets                (560,397)       39,771

        Net cash provided by operating activities       3,158,788     1,230,852

Investing activities:
   Proceeds from maturities and principal collected
   on securities held to maturity                        7,685,750    3,117,985
   Proceeds from maturities and principal collected
       on securities available for sale                  4,316,942    1,134,487
   Purchases of securities held to maturity            (11,054,156)  (2,004,844)
   Net increase in loans                                (2,470,850)  (3,382,930)
   Net increase in real estate owned                       (115,63)     (71,290)
   Purchase of premises and equipment                      (14,304)      (2,178)

        Net cash used by investing activities           (1,652,254)  (1,208,770)

Financing activities:
   Net increase (decrease) in deposits                     867,244   (7,038,199)
   Net increase in short-term borrowing                    213,618    6,641,694
   Net(decrease increase in Federal Home Bank advances  (1,100,000)   2,000,000
   Purchase of stock for stock option trust             (1,131,451)  (1,193,931)
   Purchase of treasury stock                           (1,168,587)  (2,777,117)
   Increase in advance payments made by borrowers
      for taxes and insurance                               30,850       28,928

        Net cash used by financing activities           (2,288,325)  (2,338,625)

        Decrease in cash and cash equivalents             (781,791)  (2,316,543)

Cash and cash equivalents at beginning of period         7,774,416    4,734,993

Cash and cash equivalents at end of period             $ 6,992,625    2,418,450

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                     $   533,547      204,807
      Interest on deposits and short-term borrowings     1,143,973    1,082,892

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                          September 30, 1997 and 1996
(1)     QCF Bancorp, Inc.

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

(2)     Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended September 30, 1997 is not necessarily indicative of the results which may be expected for the entire year.

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

     Federal savings institutions are required to satisfy three capital requirements: (i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At September 30, 1997, and June 30, 1997, the bank met each of the three capital requirements. As of June 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of Operating Results for the Quarter Ended September 30, 1997 and September 30, 1996.

     Net Income. Net income increased by $493,000 from $147,000 for the quarter ended September 30, 1996 to $640,000 for the quarter ended September 30, 1997. The increase in net income was primarily attributable to a special assessment by the FDIC of 65.7 basis points or $686,000 ($408,000 net of taxes) for the quarter ended September 30, 1996. This special assessment was to recapitalize the SAIF.

     Net Interest Income. Net interest income increased by $108,000 or 7.2%, from $1.5 million for the quarter ended September 30, 1996 to $1.6 million for the quarter ended September 30, 1997. The increase in the Bank's net interest income resulted from a slight increase both in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities and in its net interest margin.

     Interest Income. Interest income was $2.8 million for the quarter ended September 30, 1997. This represents an increase of $172,000 or 6.5%, from the quarter ended September 30, 1996. The increase was due to an increase in the average yield earned on interest-earning assets and by an increase in average interest-earning assets. The increase in the average yield on interest-earning assets primarily reflected a higher balance of loans with higher interest rates during the three-month period ended September 30, 1997 versus the three-month period ended September 30, 1996.

     Interest Expense. Interest expense increased by $65,000 or 5.5%, from $1.16 million for the quarter ended September 30, 1996 to $1.23 million for the quarter ended September 30, 1997. The increase resulted primarily from higher average interest-bearing liabilities for the quarter ended September 30, 1997 versus September 30, 1996.

     Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

     Noninterest Income. The Bank's non-interest income increased $6,000 or 4.1% from $135,000 in the first quarter of fiscal 1997 to $141,000 in the first quarter of fiscal 1998 due primarily to increased loan fees.

     Noninterest Expense. Total noninterest expense decreased by $702,000 or 50.8% during the quarter ended September 30, 1997. The decrease was primarily due to the special FDIC assessment of $686,000 for the quarter ended September 30, 1996.

     Income Taxes. The Bank's income tax expense increased by $322,000 for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The increase reflects increased income before income taxes during this period.

     Comparison of Financial Condition at September 30, 1997 and June 30, 1997. Total assets increased by $1.4 million, or 0.9% from $156.7 million at June 30, 1997 to $158.1 million at September 30, 1997. The increase was primarily due to an increase in deposits and short-term borrowings of $1.1 million.

     Deposits increased by $900,000 or 0.8% and short-term borrowings increased by $200,000,or 1.5%.

     The Bank's investment securities decreased by $700,000 or 0.9%, from $83.1 million at June 30, 1997 to $82.4 million at September 30, 1997. The decrease in investment securities was primarily due to the company's stock buyback program and increased funding for loans.

     The Bank's net loans receivable increased by $2.5 million, or 4.0%, from $61.2 million at June 30, 1997 to $63.7 million at September 30, 1997. The increase in interest loans receivable reflects strong loan demand during this period.

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

                            QCF Bancorp, Inc.
                            Registrant


Date: November 7, 1997         /s/ Daniel F. Schultz
                               Daniel F. Schultz
                               Vice President/Treasurer
                              (Principal Financial Officer)