Form 10QSB
period 1997-12-31
QCF BANCORP INC
filed 1998-02-13
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

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

   Yes ( X )      No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                     Outstanding at January 31, 1998

Common stock, .01 par value                                 1,381,816

                                QCF BANCORP, INC
                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                         Page
         Consolidated Statements of Financial Condition                 3
         at December 31, 1997 and June 30, 1997

         Consolidated Statements of Income for the Six                  4
         Months Ended December 31, 1997 and 1996

         Consolidated Statement of Stockholders' Equity                 5
         for the Six Months Ended December 31, 1997

         Consolidated Statements of Cash Flows for the                  6
         Six Months Ended December 31, 1997 and
         1996

         Notes to Consolidated Financial Statements                   7-8

Item 2:  Management's Discussion and Analysis of Financial            8-9
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                             10

Item 2:  Changes in Securities                                         10

Item 3:  Defaults Upon Senior Securities                               10

Item 4:  Submission of Matters to a Vote of Security Holders           10

Item 5:  Other Information                                             10

Item 6:  Exhibits and Reports on Form 8-K                              10

Signatures                                                             11

                                         QCF BANCORP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Financial Condition
                                                    (Unaudited)

Assets                                                               December 31, 1997        June 30, 1997
Cash                                                                  $     636,283                747,733
Interest-bearing deposits with banks                                      4,916,159              7,026,683

         Cash and cash equivalents                                        5,552,442              7,774,416

Securities available for sale (amortized cost of
   $17,469,904 and $25,359,674 at December 31, 1997
    and June 30, 1997 respectively)                                      17,414,972             24,985,627
 Securities held to maturity (estimated market value
   $61,111,755 and $58,334,591 at December 31,
   1997 and June 30, 1997 respectively)                                  59,503,360             58,112,799
Loans receivable, net                                                    64,819,374             61,202,301
Federal Home Loan Bank stock, at cost                                       553,900                553,900
Accrued interest receivable                                               1,254,664              1,310,779
Premises and equipment, net                                                 388,363                424,609
Deferred tax asset                                                          389,205                563,300
Prepaid expenses and other assets                                         2,791,687              1,799,672

         Total Assets                                                  $152,667,967            156,727,403

Liabilities and Stockholders' Equity
Deposits                                                                103,692,749            103,681,490
Short-term borrowings                                                    14,158,420             14,039,794
Federal Home Loan Bank advances                                           4,000,000              8,100,000
Accrued interest payable                                                  1,142,910              1,071,313
Advance payments made by  borrowers
   for taxes and insurance                                                   54,457                 61,675
Accrued expenses and other liabilities                                    2,799,199              2,349,845
         Total Liabilities                                             $125,847,735            129,304,117

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                                 0                      0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,381,816 shares at
      December 31, 1997 and 1,426,200 at June 30, 1997                       17,828                 17,828
Additional paid-in capital                                               16,188,483             16,665,625
Retained earnings, subject to certain restrictions                       21,345,091             20,051,443
Net unrealized loss on securities available for sale                        (33,727)              (222,745)
Unearned employee stock ownership plan shares                            (1,047,360)            (1,080,710)
Unearned management recognition plan shares                                (620,144)              (746,292)
Shares in stock option trust, at the exercise price                      (2,473,566)            (1,872,071)
Stock option trust, at cost, 400,934 shares at December 31,1997
and 356,550 shares at June 30,  1997                                     (6,556,373)            (5,389,792)

         Total Stockholders' Equity                                      26,820,232             27,423,286

         Total Liabilities and Stockholders' Equity                    $152,667,967            156,727,403
See accompanying notes to consolidated financial statements.



                                         QCF BANCORP, INC. AND SUBSIDIARY
                                         Consolidated Statement of Income
                                                    (Unaudited)

                                              Three Months Ended                           Six Months Ended
                                                  December 31                                December 31
                                          1997                    1996                    1997             1996
 Interest income:
   Loans                             $1,463,284               1,289,399                2,875,063         2,520,236
   Securities                         1,404,593               1,403,012                2,822,285         2,829,468
       Total interest income          2,867,877               2,692,411                5,697,348         5,349,704

Interest expense:
   Deposits                             986,804               1,086,542                1,978,201         1,916,166
   Short-term borrowings                248,030                  88,784                  486,047           423,997

       Total interest expense         1,234,834               1,175,326                2,464,248         2,340,163

        Net interest income           1,633,043               1,517,085                3,233,100         3,009,541

Provision for loan losses                     0                       0                        0                 0

      Net interest income after
       provision for loan losses      1,633,043               1,517,085                3,233,100         3,009,541

Non-interest Income:
   Fees and service charges             128,753                 124,207                  257,089           249,628
   Other                                 19,553                   9,508                   32,089            19,414

       Total Non-interest income        148,306                 133,715                  289,178           269,042

Non-interest expenses:
   Compensation and benefits            530,651                 460,183                1,026,848           916,924
   Occupancy                             56,877                  58,258                  114,759           106,909
   Federal deposit insurance premiums    16,800                (104,030)                  33,600           641,760
   Advertising                           13,393                  24,546                   26,838            38,635
   Other                                116,789                 104,464                  211,585           220,056

       Total non-interest expense       734,510                 543,421                1,413,630         1,924,284

Income before income tax expenses     1,046,839               1,107,379                2,108,648         1,354,299

Income tax expense                      393,000                 436,000                  815,000           536,000

         Net income                $    653,839                 671,379                1,293,648           818,299

Basic earnings per common share           $0.63                    0.58                     1.20              0.68

Diluted earnings per common share         $0.57                    0.57                     1.10              0.67

See accompanying notes to consolidated financial statements.




                                         QCF BANCORP, INC. AND SUBSIDIARY
                                  Consolidated Statement of Stockholders' Equity
                                                    (Unaudited)

                                                          Net           Unearned
                                                          Unrealized    Employee   Unearned
                                                          Gain (Loss)   Stock      Management                            Total
                                   Additional             on Securities Ownership  Recognition Stock                     Stock-
                           Common  Paid-in    Retained    Available     Plan       Plan        Option        Treasury    holders
                           Stock   Capital    Earnings    for Sale      Shares     Shares      Trust         Stock       Equity

Balance, June 30 1997      $17,828 16,665,625 20,051,443 (222,745)     (1,080,710) (746,292)  (1,872,071)   (5,389,792)  27,423,286


  Net Income                                   1,293,648                                                                  1,293,648


  Purchase of treasury stock                                                                                (1,166,581)  (1,166,581)

  Purchase of stock for stock                                                                   (601,495)                (1,131,452)
  option trust                       (529,957)

  Amortization of management                                                        126,148                                 126,148
  recognition plan


   Change in net unrealized loss
   on securities available for sale                       189,018                                                           189,018

   Earned employee stock
   ownership plan shares               52,815                              33,350                                            86,165


Balance, December 31, 1997 $17,828 16,188,483 21,345,091  (33,727)     (1,047,360) (620,144)  (2,473,566)  (6,556,373)   26,820,232

See accompanying Notes of Consolidated Financial Statements.



                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                                                  Six Months Ended
                                                                                      December 31
                                                                                  1997             1996
Operating activities:
   Net income                                                              $ 1,293,648           818,299
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                               55,041            44,626
     Amortization of net (discounts) premiums on securities                    (54,660)          (11,083)
     Decrease (increase) in accrued interest receivable                         56,115            41,896
     Increase in accrued interest payable                                       71,597            24,490
     Increase (decrease) in accrued expenses and other liabilities             449,354           126,170
     Amortization of unearned ESOP shares                                       86,165            93,843
     Amortization of MRP                                                       126,148            98,942
     (Increase) decrease  in other assets                                    (817,284)          (64,027)

        Net cash provided by operating activities                           1,266,124         1,173,156

Investing activities:
   Proceeds from maturities and principal collected
       on securities held to maturity                                      22,512,720        10,756,295
   Proceeds from maturities and principal collected
       on securities available for sale                                     7,855,187         5,146,460
   Purchases of securities held to maturity                               (23,814,040)       (6,725,993)
   Net increase in loans                                                   (3,617,073)       (5,304,160)
   Net increase in real estate owned                                         (130,751)         ( 38,136)
   Purchase of premises and equipment                                         (18,795)           (4,174)

        Net cash provided by investing activities                           2,787,248         3,830,292

Financial activities:
   Net increase (decrease) in deposits                                         11,259        14,009,588
   Net (decrease) increase in short-term borrowing                            118,626       (14,788,173)
   Net increase in Federal Home Loan Bank advances                          4,100,000         1,000,000
   Adoption of Stock Option Trust                                          (1,131,452)       (1,443,912)
   Purchase of Treasury Stock                                              (1,166,581)       (2,777,117)
   Decrease in advance payments made by borrowers
      for taxes and insurance                                                  (7,218)           (5,669)

     Net cash (used) provided by financing activities                      (6,275,366)         4,005,283

     (Decrease)  increase in cash and cash equivalents                     (2,221,994)           998,165

Cash and cash equivalents at beginning of period                             7,774,416         4,734,993

Cash and cash equivalents at end of period                                  $5,552,422         5,733,158

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income Taxes                                                        $   986,852           384,807
       Interest on deposits and short-term borrowings                        2,392,651         2,315,673
See accompanying notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                           December 31, 1997 and 1996
(1)      QCF Bancorp, Inc.

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

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. `However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

(3)      Earnings Per Share

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. l5. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. (Basic per-share amounts are computed by dividing (income from continuing operations) (income before extraordinary item(s)) (income before cumulative effect of accounting change) (and) net income (adjusted for (dividends declared on preferred stock) (dividends accumulated on cumulative preferred stock)) (the numerator) by the weighted-average number of common shares outstanding (the denominator).) All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company initially applied Statement No. l28 for the quarter and six months ended December 3l, l997 and (as required by the Statement), has restated all per share information for the prior periods to conform to the Statement.

Following is information about the computation of the earnings per share data for the periods ended December 3l, l997 and l996.

                                            Quarter Ended December 3l, 1997             Six Months Ended December 3l, 1997

                                                                             Net                                        Net
                                                                           Income                                      Income
                                                                             Per                                        Per
                                            Numerator         Denominator   Share       Numerator    Denominator       Share
Basic earnings per share, income
 available to common stockholders           $  653,839         l,046,l22    $0.63      $l,293,648      l,077,239        $1.20
 Effect of dilutive securities:
 Stock options                                     -              79,678                 -                74,280
 Management recognition plan                       -              22,487                 -                26,382
 Diluted earnings per share, income
  available to common stockholders            $653,839         l,l48,287    $0.57      $l,293,648      l,l77,90l        $1.10

                                            Quarter Ended December 3l, 1996                   Six Months Ended December 3l, l996


Basic earnings per share, income
  available to common stockholders            $67l,379         1,l55,240    $0.58        $818,299       1,202930        $0.68
 Effect of dilutive securities:
 Stock options                                                    23,7l3                                  l7,873
 Management Recognition Plan                                       8,957                                   9,635
 Diluted earnings per share, income
  available to common stockholders             671,379         l,l87,9l0     0.57         8l8,299      l,230,438         0.67

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

Federal savings institutions are required to satisfy three capital requirements:
(I) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At December 31, 1997, and June 30, 1997, the bank met each of the three capital requirements. As of November 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 1997 and 1996.

Net Income. Net income decreased by $18,000 or 2.6% from $671,000 for the quarter ended December 31, 1996 to $654,000 for the quarter ended December 31, 1997. The decrease in net income was primarily attributable to an increase of $191,000 in non-interest expense offset by an increase in net interest income of $116,000. Net income increased by $475,000, or 58.4%, from $818,000 for the six months ended December 31, 1996 to $1.3 million for the six months ended December 31, 1997. The increase was primarily attributable to a special assessment by the FDIC of 65.7 basis points or $686,000 in the six-month period ended December 31, 1996.

Net Interest Income. Net interest income increased by $116,000 or 7.6% between the quarter ended December 31, 1997 and the quarter ended December 31, 1996. Net interest income increased by $224,000, or 7.4%, from $3.0 million for the six months ended December 31, 1996 to $3.2 million for the six months ended December 31,1997. The increase in net interest income primarily resulted from an increase in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities and a slight increase in the Bank's net interest margin.

Interest Income. Interest income increased $175,000 or 6.5% from the quarter ended December 31, 1996 to the quarter ended December 31, 1997. Interest income for the six month period ended December 31, 1997 increased by $348,000 or 6.5% as compared to the six month period ended December 31, 1996. The increases were due to an increase in average interest-earning assets and a slight increase in their interest rate yields.

Interest Expense. Interest expense increased by $116,000 or 7.6%, from the quarter ended December 31, 1996 the quarter ended December 31, 1997, and increased by $124,000 or 5.3% from the six months ended December 31, 1996 to the six months ended December 31, 1997. The increases were due to both an increase in average interest-earning liabilities and a slight increase in cost of funds.

Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

Noninterest Income. The Bank's non-interest income increased $115,000 from $134,000 in the second quarter of fiscal 1997 to $148,000 in the second quarter of fiscal 1998. Noninterest income increased by $20,000 for the six months ended December 31, 1997. The increases were primarily due to increases in miscellaneous income.

Noninterest Expense. Total noninterest expense increased by 191,000 and decreased by $511,000, or 26.54% during the quarter and six months ended December 31, 1997, respectively. The increase for the quarter was primarily due to reversing an over accrual of FDIC insurance premiums. The decrease for the six month period was primarily due to the special assessment of $686,000 by the FDIC in the first quarter of fiscal 1997.

Income Taxes. The Bank's income tax expense decreased by $43,000 and increased by $279,000 for the quarter and six months ended December 31, 1997 as compared to the quarter and six months ended December 31, 1996, respectively. The changes reflect the changes in income before income taxes during these periods.

Comparison of Financial Condition at December 31, 1997 and June 30, 1997. Total assets decreased by $4.1 million, or 2.6% from $156.7 million at June 30, 1997 to $152.7 million at December 31, 1997. The decrease was due to a decrease in Federal Home Loan Bank advances of $4.1 million. Deposits and short-term borrowings remained stable during these periods. The Bank's investment securities decreased by $6.2 million, or 7.4%, from $83.1 million at June 30, 1997 to $76.9 million at December 31, 1997. The decrease in investment securities was primarily due to the increase in loan demands and to the decrease in funding from Federal Home Loan Bank advances. The Bank's net loans receivable increased by $3.6 million, or 5.9%, from $61.2 million at June 30, 1997 to $64.8 million at December 31, 1997. The increase in loans receivable reflects the loan demand during this period.

                                                         QCF BANCORP, INC.


Part II  -  OTHER INFORMATION

ITEM 1.           Legal Proceedings.

                  None.

ITEM 2.           Changes in Securities.

                  Not applicable.

ITEM 3.           Defaults Upon Senior Securities.

                  Not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  Election of Directors at the annual meeting on October 8, 1997
                                                           For          Withheld
                               Peter J. Johnson          1,226,208           25
                               Philip K. Schumacher      1,224,943        1,290
                               John C. Pearsall          1,226,208           25


ITEM 5.           Other Information.

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         QCF Bancorp, Inc.
                                                             Registrant


Date: February 13, 1998                              /s/ Daniel F. Schultz
                                                    Daniel F. Schultz
                                                    Vice President/Treasurer
                                                   (Principal Financial Officer)