Form 10QSB
period 1998-03-31
QCF BANCORP INC
filed 1998-05-18
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 3l, l998

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. Class Outstanding at April 30, 1998

Common stock, .01 par value                                          1,364,90l

                                QCF BANCORP, INC
                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements                                      Page
          Consolidated Statements of Financial Condition             3
          at March 31, 1998 and June 30, 1997

          Consolidated Statements of Income for the Nine             4
          Months Ended March 31, 1998 and 1997

          Consolidated Statement of Stockholders' Equity             5
          for the Nine Months Ended March 31, 1998

          Consolidated Statements of Cash Flows for the              6
          Nine Months Ended March 31, 1998 and
          1997

          Notes to Consolidated Financial Statements               7-8

Item 2:   Management's Discussion and Analysis of Financial        8-9
          Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                         10

Item 2:   Changes in Securities                                     10

Item 3:   Defaults Upon Senior Securities                           10

Item 4:   Submission of Matters to a Vote of Security Holders       10

Item 5:   Other Information                                         10

Item 6:   Exhibits and Reports on Form 8-K                          10

          Signatures                                                11


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


Assets                                                                 March 31, 1998     June 30, 1997
Cash                                                                     $  564,165          747,733
Interest-bearing deposits with banks                                      6,090,610        7,026,683
         Cash and cash equivalents                                        6,654,775        7,774,416
Securities available for sale (amortized cost of
   $25,359,674 at June 30, 1997)                                                  0       24,985,627
Securities held to maturity (estimated market value
   $77,355,550 & $58,334,591  at  March 31,
   1998 and June 30, 1997 respectively)                                  77,898,509       58,112,799
Loans receivable, net                                                    64,524,575       61,202,301
Federal Home Loan Bank stock, at cost                                       553,900          553,900
Accrued interest receivable                                               1,074,081        1,310,779
Premises and equipment, net                                                 361,437          424,609
Deferred tax asset                                                          368,000          563,300
Prepaid expenses and other assets                                         2,653,355        1,799,672

         Total Assets                                                   $154,088,632     156,727,403

Liabilities and Stockholders' Equity
Deposits                                                                $105,238,634     103,681,490
Short-term borrowings                                                     13,862,012      14,039,794
Federal Home Loan Bank advances                                            4,000,000       8,100,000
Accrued interest payable                                                   1,052,392       1,071,313
Advance payments made by  borrowers
   for taxes and insurance                                                    92,821          61,675
Accrued expenses and other liabilities                                     2,568,228       2,349,845
         Total Liabilities                                               126,814,087     129,304,117

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                                  0               0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,364,901 shares at
      March 31, 1998 and 1,426,200 at June 30, 1997                           17,828          17,828
Additional paid-in capital                                                16,216,428      16,665,625
Retained earnings, subject to certain restrictions                        22,027,056      20,051,443
Net unrealized loss on securities available for sale                               0        (222,745)
Unearned employee stock ownership plan shares                             (1,032,100)     (1,080,710)
Unearned management recognition plan shares                                 (573,141)       (746,292)
Shares in stock option trust, at the exercise price                       (2,349,884)     (1,872,071)
Treasury stock, at cost, 417,849 shares at March 31,1998
and 356,550 shares at June 30,  1997                                      (7,031,642)     (5,389,792)

         Total Stockholders' Equity                                       27,274,545       27,423,286

         Total Liabilities and Stockholders' Equity                     $154,088,632      156,727,403
See accompanying notes to consolidated financial statements.



                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

                                            Three Months Ended                            Nine Months Ended
                                                  March 31                                      March 31
                                          1998                    1997                   1998              1997
 Interest income:
   Loans                               $1,403,744             1,295,479                4,278,807        3,815,715
   Securities                           1,356,901             1,331,317                4,179,186        4,160,785
       Total interest income            2,760,645              ,626,796                8,457,993        7,976,500

Interest expense:
   Deposits                               973,884               978,360                2,952,085        2,894,526
   Short-term borrowings                  177,052               158,920                  663,099          582,917

       Total interest expense           1,150,936             1,137,280                3,615,184        3,477,443

        Net interest income             1,609,709             1,489,516                4,842,809        4,499,057

Provision for loan losses                       0                     0                        0                0

      Net interest income after
       provision for loan losses        1,609,709             1,489,516                4,842,809        4,499,057

Non-interest Income:
   Fees and service charges               104,889               117,851                  361,978          367,479
   Other                                   31,526                10,462                   63,615           29,876
   Gain on sale of securities              48,218                     0                   48,218                0
       Total Non-interest income          184,633               128,313                  473,811          397,355

Non-interest expenses:
   Compensation and benefits              496,274               474,622                1,523,122        1,391,546
   Occupancy                               60,155                58,849                  174,914          165,758
   Federal deposit insurance premiums      16,800                16,800                   50,400          658,560
   Advertising                             17,593                17,775                   44,431           56,410
   Other                                  128,555               106,057                  340,140         326,113
       Total non-interest expense         719,377               674,103                2,133,007        2,598,387


Income before income tax expenses       1,074,965               943,726                3,183,613        2,298,025

Income tax expense                        393,000               370,000                1,208,000          906,000

         Net income                  $    681,965               573,726                1,975,613        1,392,025

Basic earnings per common share             $0.65                  0.50                     1.85             1.17

Diluted earnings per common share           $0.60                  0.48                     1.69             1.14
See accompanying notes to consolidated financial statements.


                                         QCF BANCORP, INC. AND SUBSIDIARY
                                  Consolidated Statement of Stockholders' Equity
                                                    (Unaudited)

                                                             Net           Unearned
                                                             Unrealized    Employee  Unearned
                                                             Gain (Loss)   Stock     Management                          Total
                                                             on Securities Ownership Recognition   Stock                 Stock-
                             Common   Paid-in     Retained   Available     Plan      Plan          Option     Treasury   holders
                             Stock    Capital     Earnings   for Sale      Shares    Shares        Trust      Stock      Equtiy

Balance, June 30 1997        17,828   16,665,625  20,051,443  (222,745)  (1,080,710)  (746,292)  (1,872,071) (5,389,792) 27,423,286

Net Income                                         1,975,613                                                              1,975,613

Purchase of treasury stock                                                                                   (1,641,850) (1,641,850)

Purchase of stock for stock
option trust                            (529,957)                                                  (477,813)             (1,007,770)

Amortization of management                                                             173,151                              173,151
recognition plan

Change in net unrealized loss
on securities available for sale                                222,745                                                     222,745

Earned employee stock
ownership plan shares                      80,760                                       48,610                              129,370
Balance, March 31, 1998 $    17,828    16,216,428  22,027,056         0  (1,032,100)  (573,141)  (2,349,884) (7,031,642) 27,274,545

See accompanying Notes of Consolidated Financial Statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                   Nine Months Ended
                                                                                         March 31
                                                                                  1998             1997
Operating activities:
   Net income                                                                $1,975,6l3          1,392,025
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation                                                                  81,967             71,289
   Amortization 0of net (discounts) premiums on securities                      (88,333)             7,589
   Gain on sale of securities                                                   (48,218)                 0
   Decrease  in accrued interest receivable                                     236,698            181,166
   (Decrease)increase in accrued interest payable                               (18,921)            73,375
   Increase (decrease) in accrued expenses and other liabilities                218,383           (32,744)
   Amortization of unearned ESOP shares                                         129,370            136,581
   Amortization of MRP                                                          173,151            148,414
   Increase in other assets                                                    (619,730)          (114,988)

      Net cash provided by operating activities                               2,039,980          1,862,707

Investing activities:
    Proceeds from sales of securities available for sale                        285,600                  0
   Proceeds from maturities and principal collected
       on securities held to maturity                                        40,690,466         17,601,280
   Proceeds from maturities and principal collected
       on securities available for sale                                       7,617,805          7,401,593
   Purchases of securities held to maturity                                 (42,883,358)       (17,429,545)
   Net increase in loans                                                     (3,322,274)        (6,103,481)
   Net increase in real estate owned                                           (189,954)          ( 8l,800)
   Purchase of premises and equipment                                           (18,795)           (31,838)

      Net cash provided by investing activities                               2,179,490          1,356,209

Financing activities:
   Net increase  in deposits                                                  1,557,144         16,113,722
   Net decrease in short-term borrowing                                        (177,782)      (16,413,738)
   Net   (decrease) increase in Federal Home Loan Bank advances              (4,100,000)         3,000,000
   Purchase of stock for stock option trust                                  (1,007,769)       (1,682,677)
   Purchase of  treasury stock                                               (1,641,850)       (2,777,117)
   Increase in advance payments made by borrowers
   for taxes and insurance                                                       31,146             31,727

   Net cash used by financing activities                                     (5,339,111)       (1,728,083)

   (Decrease)  increase in cash and cash equivalents                         (1,119,641)         1,490,833

Cash and cash equivalents at beginning of period                              7,774,416          4,734,993

Cash and cash equivalents at end of period                                   $6,654,775          6,225,826

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income Taxes                                                       $   1,386,547            873,807
       Interest on deposits and short-term borrowings                         3,543,587          3,404,068
See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 1998 and 1997
(1)      QCF Bancorp, Inc.

The consolidated financial statements included herein are for QCF Bancorp, Inc. (the "Company"), Queen City Federal Savings Bank (the "Bank") and the Bank's wholly owned subsidiary, Queen City Service Corporation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form l0-KSB for the year ended June 30, l997 of the Company, as filed with the Securities and Exchange Commission. The June 30, l997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. `However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

Following is information about the computation of the earnings per share data for the periods ended March 3l, l998 and l997.

                                         Quarter Ended March 3l, 1998                 Nine Months Ended March  3l, 1998

                                                                      Net                                             Net
                                                                      Income                                          Income
                                                                      Per                                             Per
                                            Numerator  Denominator    Share            Numerator        Denominator   Share
Basic earnings per share, income
 available to common stockholders         $  681,965    l,047,179     $0.65            $l,975,613        l,067,836     $1.85
 Effect of dilutive securities:
 Stock options                                   -         77,272                            -              75,277
 Management recognition plan                     -         20,727                            -              22,568
 Diluted earnings per share, income
 available to common stockholders           $681,965    l,l45,178     $0.60            $l,975,613        l,l65,681     $1.69

                                            Quarter Ended March 3l, 1997                 Nine Months Ended March 3l, l998


Basic earnings per share, income
 available to common stockholders           $573,726    1,147,852      $0.50           $1,392,025        1,185,671      $1.17
 Effect of dilutive securities:
 Stock options                                   -         39,704                            -              25,150
 Management Recognition Plan                     -         14,117                            -               9,738
 Diluted earnings per share, income
  available to common stockholders          $573,726    l,201,673      $0.48           $1,392,025        l,220,559      $1.14

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

Federal savings institutions are required to satisfy three capital requirements:
(I) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At March 31, 1998, and June 30, 1997, the bank met each of the three capital requirements. As of November 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 1998 and 1997.

Net Income. Net income increased by $108,000 or 18.9% from $574,000 for the quarter ended March 31, 1997 to $682,000 for the quarter ended March 31, 1998. The increase in net income was primarily attributable to an increase of $120,000 in net interest income. Net income increased by $584,000, or 41.9%, from $l.4 million for the nine months ended March 31, 1997 to $2.0 million for the nine months ended March 31, 1998. The increase was attributable to a special assessment by the FDIC of 65.7 basis points or $686,000 in the nine-month period ended March 31, 1997.

Net Interest Income. Net interest income increased by $120,000 or 8.1% between the quarter ended March 31, 1998 and the quarter ended March 31, 1997. Net interest income increased by $344,000, or 7.6%, from $4.5 million for the nine months ended March 31, 1997 to $4.8 million for the nine months ended March 31, 1998. The increase in net interest income primarily resulted from an increase in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities and a slight increase in the Bank's net interest margin.

Interest Income. Interest income increased $134,000 or 5.1% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998. Interest income for the nine month period ended March 31, 1998 increased by $481,000 or 6.0% as compared to the nine month period ended December 31, 1997. The increases were due to an increase in average interest-earning assets.

Interest Expense. Interest expense increased by $14,000 or 1.2%, from the quarter ended March 31, 1997 to the quarter ended March 31, 1998, and increased by $138,000 or 4.0% from the nine months ended March 31, 1997 to the nine months ended March 31, 1998. The increases were due to an increase in cost of funds.

Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

Noninterest Income. The Bank's non-interest income increased $56,000 from $128,000 in the third quarter of fiscal 1997 to $185,000 in the third quarter of fiscal 1998. Noninterest income increased by $76,000 for the nine months ended March 31, 1998. The increases were primarily due to gains from sale of an investment security.

Noninterest Expense. Total noninterest expense increased by 45,000 and decreased by $601,000, or 22.0% during the quarter and nine months ended March 31, 1998, respectively. The decrease for the nine month period was due to the special assessment of $686,000 by the FDIC in the first quarter of fiscal 1997.

Income Taxes. The Bank's income tax expense increased by $23,000 and by $302,000 for the quarter and nine months ended March 31, 1998 as compared to the quarter and nine months ended March 31, 1997, respectively. The changes reflect the changes in income before income taxes during these periods.

Comparison of Financial Condition at March 31, 1998 and June 30, 1997. Total assets decreased by $2.6 million, or 1.7% from $156.7 million at June 30, 1997 to $154.1 million at March 31, 1998. The decrease was primarily due to a decrease in Federal Home Loan Bank advances of $4.1 million offset by an increase in deposits of $l.6 million.The Bank's investment securities decreased by $5.2 million, or 6.3%, from $83.1 million at June 30, 1997 to $77.9 million at March 31, 1998. The decrease in investment securities was primarily due to the increase in loan demand and to the decrease in funding from Federal Home Loan Bank advances. Securities available for sale were reclassified to securities held to maturity during the quarter ended March 3l, l998. These securities were reclassified as management intends to hold them until maturity. The Bank's net loans receivable increased by $3.3 million, or 5.4%, from $61.2 million at June 30, 1997 to $64.5 million at March 31, 1998. The increase in loans receivable reflects the loan demand during this period.

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

                                                 QCF Bancorp, Inc.
                                                    Registrant


Date: May 15, 1998                              /s/ Daniel F. Schultz
                                                Daniel F. Schultz
                                                Vice President/Treasurer
                                                (Principal Financial Officer)