Form 10KSB
period 1998-06-30
QCF BANCORP INC
filed 1998-09-25
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-KSB
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998

     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $11,935,000.

As of August 24, 1998, the aggregate market value of the 401,405 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $11,841,448 based on the closing sale price of $29.50 per share of the registrant's Common Stock on August 28, 1998 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of August 24, 1998: 1,174,844.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
     1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998. (Parts I, II and IV)

     2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (Check one):   Yes         No    X

PART I


Item 1.  Description of Business

General
QCF Bancorp, Inc. QCF Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in November 1994 at the direction of the Board of Directors of Queen City Federal Savings Bank (the "Bank") for the purpose of serving as the holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon its conversion from the mutual to the stock form of ownership (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Currently, the Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $6.9 million of cash and investment securities and a note receivable from the Company's Employee Stock Ownership Plan (the "ESOP"). At June 30, 1998, the Company had total assets of $150.5 million, deposits of $105.6 million and stockholders' equity of $26.3 million.

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

The Bank derives its income principally from interest earned on investments and loans and, to a lesser extent, loan and deposit fees. The Bank's principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses.

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

Lending Activities

General. The Bank's gross loan portfolio totaled $66.5 million at June 30, 1998, representing 44.2% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1998, $33.2 million, or 49.9% of the gross loan portfolio, consisted of single-family, residential mortgage loans. The Bank also originates consumer loans, which primarily consist of automobile loans, recreation loan and home equity loans. Consumer loans amounted to $19.8 million, or 29.8% of the Bank's gross loan portfolio, at June 30, 1998. To a lesser extent, the Bank also originates loans secured by multi-family and commercial properties and commercial loans. Included in mortgage loans are loans which are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veteran's Administration ("VA").

The Bank has not actively pursued the origination of loans secured by multi-family or commercial properties. Such loans have generally been made to small businesses within the Bank's market area and are secured by warehouses, retail stores or other commercial property. At June 30, 1998, multi-family and commercial real estate loans amounted to $2.1 million, or 3.2% of the Bank's gross loan portfolio. The Bank also engages in commercial lending within its market area. At June 30, 1998, commercial loans amounted to $11.4 million or 17.1% of the Bank's gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1998, the Bank had no concentration of loans exceeding 10% of total loans other than as disclosed below.


                                             At June 30,
                                      1998                     1997
                                 Amount      %             Amount      %
                                        (Dollars in thousands)

 Type of Loan:
 Real estate loans:
 Single-family residential     $ 33,175   49.92%         $ 31,815   50.89%
 Multi-family and commercial      2,097    3.15             2,343     3.75

 Commercial business loans       11,369   17.10            10,067    16.10

 Consumer loans:
 Automobile                      12,001   18.06             10,192   16.30
 Recreational                     1,525    2.29              1,455    2.33
 Savings account                    569    0.86                654    1.05
 Second  mortgage                 3,051    4.59              2,948    4.71
 Other                            2,680    4.03              3,042    4.87
   Total  gross loans            66,467   100.00%           62,516  100.00%
 Less:

 Allowance for loan losses        1,273                      1,314
   Total  $                      65,194            $        61,202


The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.



                                                One to            Five to       More than
                            One Year or Less   Five Years        Ten Years        10 years            Total

                                                                          (In thousands)

Single-family residential
 real estate             $        306      $        2,641    $       7,348    $        22,880     $     33,175
Multi-family and
 commercial real estate            19                 161              987                930            2,097
Consumer                        1,868              14,495            1,894              1,569           19,826
Commercial business             1,890               3,101            2,260              4,118           11,369
 Total                   $      4,083      $        20,398   $      12,489    $        29,497     $     66,467

The following table sets forth at June 30, 1998, the dollar amount of all loans due one year or more after June 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                           Predetermined      Floating or
                                                Rate       Adjustable Rates
                                                     (In thousands)

Single-family residential real estate $        6,184    $       26,685
Multi-family  and
 commercial real estate                        1,757               321
Consumer                                      15,672             2,286
Commercial business                            1,848             7,631
Total                                 $       25,461    $       36,923

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the association's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements;
(iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings association to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $2.9 million at June 30, 1998. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest borrowers ranged from $389,000 to $1.0 million. All of these loans were current as of June 30, 1998.


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

Single-Family Residential Lending. The Bank historically has been and continues to be an originator of loans secured by single-family residential properties located in its market area. At June 30, 1998, approximately $33.2 million, or 49.9%, of the Bank's gross loan portfolio consisted of loans secured by single-family residential properties.

Substantially all single-family mortgage loans originated by the Bank for retention in the Bank's portfolio since 1982 have been adjustable-rate loans with an initial fixed term of one or five years. After the initial term, the rate adjustments on the Bank's adjustable- rate loans are indexed to the Contract Interest Rate published by the Federal Housing Finance Board (the "Contract Rate"). The interest rates on these mortgages are adjusted either once a year or every five years, with a ceiling rate of 18.75%. The adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. At June 30, 1998, the Bank's loan portfolio included $26.7 million in adjustable-rate, single-family residential mortgage loans, which represented 40.1% of the Bank's gross loan portfolio.

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

Commercial Business Lending. The Bank's commercial lending activities are directed to small Minnesota-based businesses. The Bank's commercial borrowers consist primarily of manufacturing and distribution firms, retailers, and professionals in health care, accounting and law. Generally, the Bank's commercial business loans are secured by assets, which may include accounts receivable, inventory, equipment and other business assets, and are guaranteed by the principals of the borrowers. The Bank's commercial business loan portfolio includes loans which may be at least partially secured by real estate but for which the expected source of repayment for the loan is the cash flow produced by the borrower's business. At June 30, 1998, the Bank's commercial business loans totaled $11.4 million, or 17.1%, of the total loan portfolio.

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

Consumer Lending. The consumer loans originated by the Bank primarily include automobile loans, recreational loans, second mortgage loans and loans secured by savings deposits. At June 30, 1998, the Bank's consumer loan balance totaled $19.8 million, or 29.8% of its total loan portfolio.

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

The Bank's recreational loans are loans to finance the purchase of boats, snowmobiles, motorcycles and other recreational vehicles. The terms of such loans generally do not exceed 60 months. At June 30, 1998, recreational loans amounted to $1.5 million, or 2.3% of the Bank's total loan portfolio.

The Bank's second mortgage loans are made on the security of residential real estate and generally do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, and have terms of up to 15 years. Second mortgage loans an adjustable-rate basis at a rate which generally is equal to the Contract Rate plus a margin of between .5% and 1%. At June 30, 1998, second mortgage loans amounted to $3.0 million, or 4.0% of the Bank's total loan portfolio.

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

All loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, or management concludes that payment in full is not likely. At June 30, 1998, the Bank had no loans which were past due more than 90 days and still on accrual status. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 2 of Notes to Consolidated Financial Statements.

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

                                                          At June 30,
                                                    1998              1997
                                                     (Dollars in thousands)

Loans accounted for on a non-accrual basis: (1)
Real Estate:
 Residential                                   $        --       $        171
 Commercial                                             --                 --
Commercial business                                     --                 20
Consumer                                                15                 34
 Total                                         $        15        $       225
Percentage of total loans                              .02%               .36%
Other nonperforming assets   (2)               $       104        $        38
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


During the year ended June 30, 1998, gross interest income of $1,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during such year amounted to $1,000, for the year ended June 30, 1998. At June 30, 1998, the Bank had no restructured loans.

At June 30, 1998, nonaccrual loans consisted of one consumer loan.

June 30, 1998, the Bank had no loans modified in troubled debt restructurings, and there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1998, the Bank had no assets classified as loss or doubtful and $79,000 of assets classified as substandard, none of which were included in nonaccrual loans. The assets classified as substandard consisted of one consumer loan, and two mortgage loans. At June 30, 1998, assets designated as special mention totaled $356,000 and consisted of one commercial loan and five consumer loans, one of which was included in nonaccrual loans.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                        Year Ended June 30,
                                                       1998            1997
                                                       (Dollars in thousands)
Balance at beginning of year                 $        1,314    $        1,331
Consumer loan charge-offs                                67                44
Consumer loan recoveries                                 26                27
Net loan charge-offs                                     41                17
Provision for loan losses                                --                --
Balance at end of year                       $        1,273    $        1,314
Ratio of net charge-offs to average loans
  outstanding, net during the year                      .06%               .03%

The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                   June30,
                                       1998                           1997
                                        Percent of                Percent of
                                        Loans in Each             Loans in Each
                                        Category to               Category to
                                Amount  Total Loans     Amount    Total Loans

                                             (Dollars in thousands)

Real estate                        363      53.07%   $    360        54.69%
Commercial business                392      17.10         379        16.08
Consumer                           518      29.83         575        29.23
Total allowance for loan losses  1,273     100.00%   $  1,314       100.00%

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

Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent and a sale would only be effected due to deteriorating investment quality. The investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in stockholders equity. During 1998, available for sale securities with an amortized cost and a fair value of $17,352,203 were transferred to the held to maturity classification. The transfer was made at amortized cost which approximated fair value.

The following table sets forth the carrying value of the Bank s investment portfolio at the dates indicated.
                                                          At June 30,
                                                   1998                1997
                                                    (Dollars in thousands)
Securities available for sale:
  U.S. Government and agency securities...  $         0               7,916
  Corporate obligations...                            0               2,431
  Collateralized mortgage obligations..               0              14,638

Securities held to maturity:
  U.S. government and agency securities.         27,193              26,414
  Corporate obligations. . . . . . . . . .        2,423               1,960
  Collateralized mortgage obligations . . .      38,972              26,140
  Mortgage-backed securities. . . . . .           9,524               3,599

Total investment securities . . . . .  . . .    $78,112             $83,098

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

At June 30, 1998, the Bank had $39.0 million in CMOs, which amounted to 25.9% of total assets. As of June 30, 1998, the securities in the Bank's private mortgage-backed securities portfolio were rated AAA by at least one nationally recognized investment rating service.

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

The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed and mortgage-related securities. At June 30, 1998, the Bank had $9.5 million in mortgage-backed securities (6.3% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA.


The following table sets forth information regarding the expected maturities, market value and weighted average yields for the Bank's investment securities at June 30, 1998.


                               One Year or Less  One to Five Years Five to Ten Years  Total Investment Portfolio
                               Carrying Average  Carrying Average   Carrying Average  Carrying Market  Average
                                Value    Yield    Value    Yield     Value    Yield    Value    Value   Yield
                                                                (Dollars in thousands)

Securities held to maturity:
 U.S. government and agency
  securities                    $5,953    6.22    $18,240   6.49      $ 3,000  6.25   $27,193   27,300   6.40
 Corporate obligations           2,422    7.49         --                 ---           2,422    2,462   7.49
 Collateralized mortgage
  obligations                    8,535    6.26     30,437   6.62           --          38,972   39,061   6.53
 Mortgage-backed
  securities                       643    7.63      8,080   6.44          802   8.09    9,525    9,561   6.26
  Total                 $       17,553            $56,757           $   3,802         $78,112   78,384


For additional information, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-backed securities with less than one year to maturity or subject to repurchase within one year) equal to a monthly average of not less than a specified percentage
(currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank was in compliance with all liquidity requirements throughout the year.

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

                                        Year Ended June 30,
                                    1998                      1997
                           Interest-                 Interest-
                           Bearing                   Bearing
                           Demand       Time         Demand            Time
                           Deposits     Deposits     Deposits          Deposits
(Dollars in thousands)

Average balance   $        43,432  $     55,749   $    41,539   $       52,008
Average rate                 2.25%         5.34%         2.26%            5.62%

The following table shows maturities for certificates of deposit of $100,000 or more at June 30, 1998.

           Three months or less                                  $    204,838
           Over three months to six months                            132,000
           Over six months to twelve months                           115,572
           Over twelve months                                       1,927,906
                                                                  $ 2,380,316

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholder of the Bank, which is the Company.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank of Minneapolis. The Bank had $2.0 million in outstanding borrowings from either the FHLB of Des Moines at June 30, 1998 and no outstanding borrowings from the Federal Reserve.

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


The following table sets forth certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated:

                                                           At or for the
                                                         Year Ended June 30,

                                                          1998          1997
                                                         (Dollars in thousands)

Amounts outstanding at end of period              $       16,081       $ 22,140
Maximum amount of borrowings outstanding
 at any month end                                         31,444         22,140
Approximate average short-term borrowings outstanding (1) 19,528         21,956
Average cost of borrowings                                  4.19%          3.68%

(1) Based on month-end balances.


Subsidiary Activities

The Bank has one wholly owned subsidiary: Queen City Service Corporation ("Queen City Service"). Queen City Service, a Minnesota corporation, currently owns part of a commercial condominium building located in Ely, Minnesota that houses the Bank's Ely branch. A portion of the property is also leased to three tenants. Queen City Service is also engaged in the sale of tax deferred annuity contracts and credit life and disability insurance. At June 30, 1998 the Bank's total investment in Queen City Service was $70,000.

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

Employees


As of June 30, 1998, the Bank had 25 full-time and 10 part-time employees, none of whom was represented by a collective bargaining agreement.


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

Regulation of the Bank

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at June 30, 1998 of $425,200.

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

A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1998, the Bank qualified as a QTL.

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

The table below provides information with respect to the Bank s compliance with its regulatory capital requirements at June 30, 1998.

                                                                   Percent of
                                                 Amount            Assets (1)
                                                    (Dollars in thousands)
Tangible capital . . . . . . . . . . . . . . . . $19,169             13.4%
Tangible capital requirement . . . . . . . . ..    2,141              1.5
   Excess (deficit) . . . . . . . . . . . . . . .$17,028             11.9%

Core capital (2) . . . . . . . . . . . . . . . . .19,169             13.4$
Core capital requirement . . . . . . . . . . . .   4,281              3.0
Excess (deficit) . . . . . . . . . . . . . . . . $14,888             10.4$

Risk-based  capital  . . . . . .  .  .  .  .  .  $20,442             29.9%
Risk-based  capital  requirement  . . . . . . .    5,469              8.0
Excess(deficit) . . . . . . . . . . . . . . . . .$14,973             21.9%

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

The federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (I) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (I) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (I) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. Tier 1 capital is defined as the sum of common stockholders equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under- capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The SAIF assessment rate will be a rate determined by the FDIC to be appropriate to maintain the reserve ratio of the SAIF to 1.25% of insured deposits or such higher percentage as the FDIC determines to be appropriate.

Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate currently ranges from 0.061% of deposits for well capitalized institutions in Subgroup A to 0.331% of deposits for undercapitalized institutions in Subgroup C. Until December 31, 1999, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

Item 2. Description of Properties

The following table sets forth information regarding the Company's offices at June 30, 1998.


                           Year   Owned or  Book Value at  Approx    Deposits at
                           Opened  Leased   June 30, 1998  Sq Ft   June 30, 1998
                              (Deposits in thousands)

Main Office:
501 Chestnut Street        1969   Owned    $ 255,507       12,600   $ 97,398
Virginia, Minnesota  55792


Branch Offices:
Thunderbird Mall Office    1976  Leased          N/A          500      -- (1)
Virginia, Minnesota  55792

102 E. Sheridan Street     1974   Owned       57,334        9,900      8,168
Ely, Minnesota 55731

The Bank does not separately track deposits at the Thunderbird Mall office. Deposits received at this facility are included in deposits of the main office.

The book  value of the Bank's  investment  in  premises  and  equipment  totaled
$480,000 at June 30, 1998. See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1998, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. In addition, there were no pending regulatory proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information contained under the sections captioned "Stockholders' Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K.

        (a)  List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Independent Auditors' Report

Consolidated Statements of Financial Condition - June 30, 1998 and 1997

Consolidated Statements of Income - Years ended June 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity - Years ended June 30, 1998, and 1997

Consolidated Statements of Cash Flows - Years ended June 30, 1998 and 1997

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.
No. Description

3.1     Articles of Incorporation *
3.2     Bylaws   *
4                Form of Common Stock Certificate of QCF Bancorp, Inc.        **
10.1     QCF Bancorp, Inc. 1995 Stock Option and Incentive Plan        *   +
10.2     QCF Bancorp, Inc. 1995 Management Recognition Plan   *   +
10.3(a)  Employment Agreement between QCF Bancorp, Inc.
         and Kevin E. Pietrini     *   +
10.3(b)  Employment Agreement between Queen City Federal Savings
         Bank and Kevin E. Pietrini        *   +
10.4(a)  Severance Agreements between QCF Bancorp, Inc.
         and Daniel F. Schultz, Gerald D. McKenna, Judith K.
         Kauchick and Linda Myklebust      *   +
10.4(b)  Severance Agreements between Queen City Federal
         Savings Bank and Daniel F. Schultz, Gerald D. McKenna,
         Judith K. Kauchick and Linda Myklebust    *       +
10.5     Queen City Federal Savings Bank Deferred
         Compensation Plan       *   +
10.6     Queen City Federal Savings Bank Supplemental
         Executive Retirement Agreements with Kevin E. Pietrini
         and Daniel F. Schultz   *   +
10.7     Queen City Federal Savings Bank Grantor Trust Agreement
         Relating to Employment Agreements, Severance Agreements,
         Supplemental Executive Retirement Agreements and Deferred   *   +
         Compensation Plan
10.8     QCF Bancorp, Inc. 1998 Stock Option and Incentive Plan         +
13       Annual Report to Stockholders
21       Subsidiaries of the Registrant
23       Consent of Mc Gladrey & Pullen, LLP
27       Financial Data Schedule

(*) Incorporated herein by reference from Registration Statement on Form S-1 filed December 6, 1994 (File No. 33- 87044).
(**) Incorporated herein by reference from Registration Statement on Form 8-A filed March 15, 1995 (File No. 0- 25700).
(+)  Management contract or compensatory plan arrangement.

(b) Reports on Form 8-K. During the quarter ended June 30, 1998, the Registrant did not file any Current Reports on Form 8-K.

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

                                QCF BANCORP, INC.

September 25, 1998
                                By:/s/Kevin E. Pietrini
                                Kevin E.Pietrini
                                Chairman of the Board,
                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/Kevin E. Pietrini                                 September 25, 1998
         Kevin E. Pietrini
         Chairman of the Board,
         President, Chief Executive Officer
           and Director
         (Principal Executive Officer)

         /s/Daniel F. Schultz                                 September 25, 1998
         Daniel F. Schultz
         Vice President, Treasurer and Director
         (Principal Financial and Accounting Officer)

         /s/Peter J. Johnson                                  September 25, 1998
         Peter J. Johnson
         Director

         /s/Craig W. Nordling                                 September 25, 1998
         Craig W. Nordling
         Director

         /s/Robert L. Muhich                                  September 25, 1998
         Robert L. Muhich
         Director

         /s/John C. Pearsall                                  September 25, 1998
         John C. Pearsall
         Director

         /s/John A. Trenti                                    September 25, 1998
         John A. Trenti
         Director

                                   Exhibit 10.8

                                QCF BANCORP, INC.

                             1998 Stock Option Plan

        1. Purpose of the Plan.

The purpose of this Plan is to advance the interests of the Company through providing select key Employees and Directors of the Bank, the Company, and their Affiliates with the opportunity to acquire Shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide additional incentives to Directors and key Employees of the Company or any Affiliate to promote the success of the business.

        2. Definitions.

As used herein, the following definitions shall apply.

"Affiliate" shall mean any "parent corporation" or "subsidiary corporation" of the Company, as such terms are defined in Section 424(e) and (f), respectively, of the Code.

"Agreement" shall mean a written agreement entered into in accordance with Paragraph 5(c).

"Bank" shall mean Queen City Federal Savings Bank.

"Board" shall mean the Board of Directors of the Company.

"Change in Control" shall mean any one of the following events: (1) the acquisition of ownership, holding or power to vote more than 25% of the Bank's or the Company's voting stock, (2) the acquisition of the ability to control the election of a majority of the Bank's or the Company's directors, (3) the acquisition of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a "group" (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), (except in the case of (1), (2), and (3) hereof, ownership or control of the Bank by the Company itself shall not constitute a "Change in Control"), or (4) during any period of two consecutive years, individuals (the "Continuing Directors") who at the beginning of such period constitute the Board of Directors of the Company or the Bank (the "Existing Board") cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the Existing Board was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. For purposes of this subparagraph only, the term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed herein. The decision of the Committee as to whether a change in control has occurred shall be conclusive and binding.

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Committee" shall mean the Stock Option Committee appointed by the Board in accordance with Paragraph 5(a) hereof.

"Common Stock" shall mean the common stock of the Company.

"Company" shall mean QCF Bancorp, Inc.

"Continuous Service" shall mean the absence of any interruption or termination of service as an Employee or Director of the Company or an Affiliate. Continuous Service shall not be considered interrupted in the case of sick leave, military leave or any other leave of absence approved by the Company, in the case of a Director's performance of services in an emeritus or advisory capacity.

"Director" shall mean any member of the Board, and any member of the board of directors of any Affiliate that the Board has by resolution designated as being eligible for participation in this Plan.

"Disability" shall mean a physical or mental condition, which in the sole and absolute discretion of the Committee, is reasonably expected to be of indefinite duration and to substantially prevent a Participant from fulfilling his or her duties or responsibilities to the Company or an Affiliate.

"Effective Date" shall mean the date specified in Paragraph 12 hereof.

"Employee" shall mean any person employed by the Company, the Bank, or an Affiliate.

"Exercise Price" shall mean the price per Optioned Share at which an Option may be exercised.

"ISO" means an option to purchase Common Stock which meets the requirements set forth in the Plan, and which is intended to be and is identified as an "stock option" within the meaning of Section 422 of the Code.

"Market Value" shall mean the fair market value of the Common Stock, as determined under Paragraph 7(b) hereof.

"Non-Employee Director" shall have the meaning provided in Rule 16b-3.

"Non-ISO" means an option to purchase Common Stock which meets the requirements set forth in the Plan but which is not intended to be and is not identified as an ISO.

"Option" means an ISO and/or a Non-ISO.

"Optioned Shares" shall mean Shares subject to an Option granted pursuant to this Plan.

"Participant" shall mean any person who receives an Option pursuant to the Plan.

"Plan" shall mean this QCF Bancorp, Inc. 1998 Stock Option Plan.

"Rule 16b-3" shall mean Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

"Share" shall mean one share of Common Stock.

"Year of Service" shall mean a full twelve-month period, measured from the grant date of an Option and each annual anniversary of that date, during which a Participant has not terminated Continuous Service for any reason.

        3.  Term of the Plan and Options.

Term of the Plan. The Plan shall continue in effect for a term of ten years from the Effective Date, unless sooner terminated pursuant to Paragraph 14 hereof. No Option shall be granted under the Plan after ten years from the Effective Date.

Term of Options. The term of each Option granted under the Plan shall be established by the Committee, but shall not exceed 10 years; provided, however, that in the case of an Employee who owns Shares representing more than 10% of the outstanding Common Stock at the time an ISO is granted, the term of such ISO shall not exceed five years.

         4.  Shares Subject to the Plan.

Except as otherwise required under Paragraph 19, the aggregate number of Shares deliverable pursuant to Options shall not exceed 110,000 Shares. Such Shares may either be authorized but unissued Shares, Shares held in treasury, or Shares held in a grantor trust created by the Company. If any Options should expire, become unexercisable, or be forfeited for any reason without having been exercised, the Optioned Shares shall, unless the Plan shall have been terminated, be available for the grant of additional Options under the Plan.

         5. Administration of the Plan.

Composition of the Committee. The Plan shall be administered by the Committee, which shall consist of at least two Non-Employee Directors appointed by the Board. Members of the Committee shall serve at the pleasure of the Board. In the absence of any time of a duly appointed Committee, the Plan shall be administered by those members of the Board who are Non-Employee Directors.

Powers of the Committee. Except as limited by the express provisions of the Plan or by resolutions adopted by the Board, the Committee shall have sole and complete authority and discretion (i) to select Participants and grant Options,
(ii) to determine the form and content of Options to be issued in the form of Agreements under the Plan, (iii) to interpret the Plan, (iv) to prescribe, amend and rescind rules and regulations relating to the Plan, and (v) to make other determinations necessary or advisable for the administration of the Plan. The Committee shall have and may exercise such other power and authority as may be delegated to it by the Board from time to time. A majority of the entire Committee shall constitute a quorum and the action of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Committee without a meeting, shall be deemed the action of the Committee.

Agreement. Each Option shall be evidenced by a written agreement containing such provisions as may be approved by the Committee. Each such Agreement shall constitute a binding contract between the Company and the Participant, and every Participant, upon acceptance of such Agreement, shall be bound by the terms and restrictions of the Plan and of such Agreement. The terms of each such Agreement shall be in accordance with the Plan, but each Agreement may include such additional provisions and restrictions determined by the Committee, in its discretion, provided that such additional provisions and restrictions are not inconsistent with the terms of the Plan. In particular, the Committee shall set forth in each Agreement (i) the Exercise Price of an Option, (ii) the number of Shares subject to, and the expiration date of, the Option (iii) the manner, time and rate (cumulative or otherwise) of exercise or vesting of such Option, and
(iv) the restrictions, if any, to be placed upon such Option, or upon Shares which may be issued upon exercise of such Option.

The Chairman of the Committee and such other Directors and officers as shall be designated by the Committee are hereby authorized to execute Agreements on behalf of the Company and to cause them to be delivered to the recipients of Options.

Effect  of  the  Committee's  Decisions.   All  decisions,   determinations  and
interpretations of the Committee shall be final and conclusive on all persons affected thereby.

Indemnification. In addition to such other rights of indemnification as they may have, the members of the Committee shall be indemnified by the Company in connection with any claim, action, suit or proceeding relating to any action taken or failure to act under or in connection with the Plan or any Option, granted hereunder to the full extent provided for under the Company's governing instruments with respect to the indemnification of Directors.

         6. Grant of Options.


General Rule. The Committee shall have the discretion to make discretionary grants of Options to Employees and Directors (including members of the Committee).

Reload Grants. In any Agreement or in a formal or informal program, the Committee may establish terms and conditions under which an Option will be granted upon the exercise of an Option or stock option granted under another Company plan; provided that the Exercise Price for the new Option shall equal the Market Value of the underlying Shares on that date.

Automatic Grants to Employees. On the Effective Date, each of the following Employees shall receive an Option (in the form of an ISO, to the extent permissable under the Code) to purchase the number of Shares listed below, at an Exercise Price per Share equal to the Market Value of a Share on the Effective Date; provided that such grant shall not be made to an Employee whose Continuous Service terminates on or before the Effective Date:

                                                         Percentage of Shares
                           Participant                Reserved under Paragraph 4

                           Kevin E. Pietrini                            35
                           Daniel F. Schultz                            25
                           Linda Myklebust                               6
                           Gerald D. McKenna                             6
                           Judith Kauchick                               3

Automatic Grants to non-employee Directors. Notwithstanding any other provisions of this Plan, each Director who is not an Employee but is a Director on the Effective Date shall receive, on said date, Non-ISOs to purchase a number of Shares equal to the quotient obtained by dividing - twenty-five (25%) of the number of Shares reserved under Paragraph 4(a) hereof, by the number of Directors entitled to receive an Option on the Effective Date, pursuant to this Paragraph 9(a).

The Options granted to the Participants hereunder (i) shall vest in accordance with the general rule set forth in Paragraph 8(a) of the Plan, (ii) shall have a term of ten years from the Effective Date, and (iii) shall be subject to the general rule set forth in Paragraph 8(c) with respect to the effect of a Participant's termination of Continuous Service on the Participant's right to exercise his Options.


        7.  Exercise Price for Options.


Limits on Committee Discretion. The Exercise Price as to any particular Option shall not be less than 100% of the Market Value of the Optioned Shares on the date of grant. In the case of an Employee who owns Shares representing more than 10% of the Company's outstanding Shares of Common Stock at the time an ISO is granted, the Exercise Price shall not be less than 110% of the Market Value of the Optioned Shares at the time the ISO is granted.

Standards for Determining Exercise Price. If the Common Stock is listed on a national securities exchange (including the NASDAQ National Market System) on the date in question, then the Market Value per Share shall be the average of the highest and lowest selling price on such exchange on such date, or if there were no sales on such date, then the Exercise Price shall be the mean between the bid and asked price on such date. If the Common Stock is traded otherwise than on a national securities exchange on the date in question, then the Market Value per Share shall be the mean between the bid and asked price on such date, or, if there is no bid and asked price on such date, then on the next prior business day on which there was a bid and asked price. If no such bid and asked price is available, then the Market Value per Share shall be its fair market value as determined by the Committee, in its sole and absolute discretion.

         8. Exercise of Options.

Generally. Unless the Committee specifically eliminates any vesting requirement or imposes a different vesting schedule in an Agreement granting an Option, each Option grant shall be vested and exercisable with respect to 50% of the Optioned Shares on the date of the grant, and shall become vested and exercisable with respect to the remaining 50% on the Optionee's completion of one Year of Service; provided that vesting otherwise scheduled to occur prior to stockholder approval of the Plan pursuant to Paragraph 12 hereof shall be deferred until the date of such approval. An Option may not be exercised for a fractional Share.

Procedure for Exercise. A Participant may exercise Options, subject to provisions relative to its termination and limitations on its exercise, only by
(1) written notice of intent to exercise the Option with respect to a specified number of Shares, and (2) payment to the Company (contemporaneously with delivery of such notice) in cash, in Common Stock, or a combination of cash and Common Stock, of the amount of the Exercise Price for the number of Shares with respect to which the Option is then being exercised. Each such notice (and payment where required) shall be delivered, or mailed by prepaid registered or certified mail, addressed to the Treasurer of the Company at its executive offices. Common Stock utilized in full or partial payment of the Exercise Price for Options shall be valued at its Market Value at the date of exercise, and may consist of Shares subject to the Option being exercised.

Period of Exercisability. Except to the extent otherwise provided in the terms of an Agreement, an Option may be exercised by a Participant only while he is an Employee and has maintained Continuous Service from the date of the grant of the Option, or within one year after termination of such Continuous Service (but not later than the date on which the Option would otherwise expire), except if the Employee's Continuous Service terminates by reason of -

"Just Cause" which for purposes hereof shall have the meaning set forth in any unexpired employment or severance agreement between the Participant and the Bank and/or the Company (and, in the absence of any such agreement, shall mean termination because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order), then the Participant's rights to exercise such Options shall expire on the date of such termination; death, then to the extent the Participant would have been entitled to exercise the Option immediately prior to his death, such Option of the deceased Participant may be exercised within two years from the date of his death (but not later than the date on which the Option would otherwise expire) by the personal representatives of his estate or person or persons to whom his rights under such Option shall have passed by will or by laws of descent and distribution.

Effect of the Committee's Decisions. The Committee's determination whether a Participant's Continuous Service has ceased, and the effective date thereof, shall be final and conclusive on all persons affected thereby.

Mandatory Six-Month Holding Period. Notwithstanding any other provisions of this Plan to be contrary, Common Stock that is purchased upon exercise of an Option may not be sold within the six-month period following the grant date of that Option, except in the event of the Participant's death or disability, or such other event as the Board may specifically deem appropriate.

   9. Change in Control; Effect of Changes in Common Stock Subject to the Plan.

Change in Control. Upon the earlier of a Change in Control or the execution of an agreement to effect a Change in Control, all Options shall become fully exercisable, notwithstanding any other provision of the Plan or any Agreement.

Recapitalizations; Stock Splits, Etc. The number and kind of shares reserved for issuance under the Plan, and the number and kind of shares subject to outstanding Options, and the Exercise Price thereof, shall be proportionately adjusted for any increase, decrease, change or exchange of Shares for a different number or kind of shares or other securities of the Company which results from a merger, consolidation, recapitalization, reorganization, reclassification, stock dividend, split-up, combination of shares, or similar event in which the number or kind of shares is changed without the receipt or payment of consideration by the Company.

Transactions in which the Company is Not the Surviving  Entity.  In the event of
(i) the liquidation or dissolution of the Company, (ii) a merger or consolidation in which the Company is not the surviving entity, or (iii) the sale or disposition of all or substantially all of the Company's assets (any of the foregoing to be referred to herein as a "Transaction"), all outstanding Options, together with the Exercise Prices thereof, shall be equitably adjusted for any change or exchange of Shares for a different number or kind of shares or other securities which results from the Transaction.

Conditions and Restrictions on New, Additional, or Different Shares or Securities. If, by reason of any adjustment made pursuant to this Paragraph, a Participant becomes entitled to new, additional, or different shares of stock or securities, such new, additional, or different shares of stock or securities shall thereupon be subject to all of the conditions and restrictions which were applicable to the Shares pursuant to the Option before the adjustment was made.

Other Issuances. Except as expressly provided in this Paragraph, the issuance by the Company or an Affiliate of shares of stock of any class, or of securities convertible into Shares or stock of another class, for cash or property or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, shall not affect, and no adjustment shall be made with respect to, the number, class, or Exercise Price of Shares then subject to Options or reserved for issuance under the Plan.

         10. Non-Transferability of Options.

Options may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent and distribution. Notwithstanding the foregoing, or any other provision of this Plan, a Participant who holds Options may transfer such Options (but not ISOs) to his or her spouse, lineal ascendants, lineal descendants, or to a duly established trust for the benefit of one or more of these individuals. Options so transferred may thereafter be transferred only to the Participant who originally received the grant or to an individual or trust to whom the Participant could have initially transferred the Options pursuant to this Paragraph 11. Options which are transferred pursuant to this Paragraph 11 shall be exercisable by the transferee according to the same terms and conditions as applied to the Participant.

         11. Time of  Granting Options.

The date of grant of an Option shall, for all purposes, be the later of the date on which the Committee makes the determination of granting such Option, and the Effective Date. Notice of the determination shall be given to each Participant to whom an Option is so granted within a reasonable time after the date of such grant.

         12. Effective Date.

The Plan shall be effective September 10, 1998; provided that the effectiveness of the Plan and any Option shall be absolutely contingent upon the Plan's approval by a favorable vote of stockholders owning at least a majority of the total votes cast at a duly called meeting of the Company' s stockholders held in accordance with applicable laws, and no Options shall become exercisable prior to approval of the Plan by the stockholders of the Company.

        13.  Modifications of Options.

At any time, and from time to time, the Board may authorize the Committee to direct execution of an instrument providing for the modification of any outstanding Option, provided no such modification shall confer on the holder of said Option any right or benefit which could not be conferred on him by the grant of a new Option at such time, or impair the Option without the consent of the holder of the Option.

         14. Amendment and Termination of the Plan.

The Board may from time to time amend the terms of this Plan and, with respect to any Shares at the time not subject to Options, suspend or terminate this Plan. No amendment, suspension or termination of this Plan shall, without the consent of any affected holders of an Option, alter or impair any rights or obligations under any Option theretofore granted.

         15.Conditions Upon Issuance of Shares.

Compliance with Securities Laws. Shares of Common Stock shall not be issued with respect to any Option unless the issuance and delivery of such Shares shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the rules and regulations promulgated thereunder, any applicable state securities law, and the requirements of any stock exchange upon which the Shares may then be listed.

Special Circumstances. The inability of the Company to obtain approval from any regulatory body or authority deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder shall relieve the Company of any liability in respect of the non-issuance or sale of such Shares. As a condition to the exercise of an Option, the Company may require the person exercising the Option to make such representations and warranties as may be necessary to assure the availability of an exemption from the registration requirements of federal or state securities law.

Committee Discretion. The Committee shall have the discretionary authority to impose in Agreements such restrictions on Shares as it may deem appropriate or desirable, including but not limited to the authority to impose a right of first refusal, or to establish repurchase rights, or to pay an Optionee the in-the-money value of his Option in consideration for its cancellation, or all of these restrictions.


         16. Reservation of Shares.

The Company, during the term of the Plan, will reserve and keep available a number of Shares sufficient to satisfy the requirements of the Plan.

         17. Withholding Tax.

The Company's obligation to deliver Shares upon exercise of Options shall be subject to the Participant's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The Committee, in its discretion, may permit the Participant to satisfy the obligation, in whole or in part, by irrevocably electing to have the Company withhold Shares, or to deliver to the Company Shares that he already owns, having a value equal to the amount required to be withheld. The value of the Shares to be withheld, or delivered to the Company, shall be based on the Market Value of the Shares on the date the amount of tax to be withheld is to be determined. As an alternative, the Company may retain, or sell without notice, a number of such Shares sufficient to cover the amount required to be withheld.

         18. No Employment or Other Rights.

In no event shall an Employee's or Director's eligibility to participate or participation in the Plan create or be deemed to crate any legal or equitable right of the Employee, Director, or any other party to continue service with the Company, the Bank, or any Affiliate of such corporations. Except to the extent provided in Paragraphs 6(b) and 9(a), no Employee or Director shall have a right to be granted an Option or, having received an Option, the right to again be granted an Option. However, an employee or Director who has been granted an Option may, if otherwise eligible, be granted an additional Option or Options.

         19. Governing Law.

The Plan shall be governed by and construed in accordance with the laws of the State of Minnesota, except to the extent that federal law shall be deemed to apply.

                                   EXHIBIT 13

To Our Shareholders, Customers and Friends:

The directors, officers and staff of QCF Bancorp, Inc. and Queen City Federal Savings Bank proudly present our annual report to shareholders. This report represents another exciting and productive year at Queen City Federal and a record year in terms of earning. We ended the year with a net income of $2,653,000. This represents a return on average assets of 1.72%. We also ended the year with record earnings per share of $2.30.

The record earnings are a result of the continuation of our transition from a traditional thrift to a community bank. Increases from last year in both consumer and commercial lending are helping us position ourselves as our community's "local Bank". This focus on commercial and consumer lending has allowed us to increase our asset yields and provide added fee income as well as giving us the opportunity to attract low-cost commercial deposits. This has all been accomplished while cutting the ratio of non-performing assets to total assets in half. We encourage you to read the "Management's Discussion and Analysis" section of this report for a more complete explanation of your company's financial performance.

In the ensuing year, Queen City Federal will continue to pursue its philosophy of being our region's "local" financial institution., Although we will continue providing traditional thrift services, we will move ahead with our plan to be more "bank like". We will continue our commitment to the local community bank concept by promoting local involvement in the community and keeping the decision process in the hands of our local board and management.

The directors, officers and staff of Queen City Federal want to thank all of our stockholders and customers for their confidence and support in our organization as we endeavor to enhance shareholder value in the year to come. I would also like to thank our employees for their hard work and dedication in making this another successful year at Queen City Federal.


                                           Sincerely,


                                           Kevin E. Pietrini
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer

                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, Except Per Share Data)

                                               At or For the Year Ended
                                                             June 30

                                                        1998          1997

Operating Results
    Net interest income                    $            6,467        6,029
    Non interest income                                   691          566
    Non interest expense                                2,869        3,276
    Net Income                                          2,653        2,011

Per Share Data
    Net income (Diluted)                   $             2.30         1.65
    Book value                                          19.93        19.23

Balance Sheet Data
    Total assets                           $          150,486      156,727
    Investment Securities                              78,112       83,098
    Net loans                                          65,194       61,202
    Deposits                                          105,566      103,681
    Short-term borrowings                              16,081       22,140
    Stockholders' equity                               26,328       27,423

Financial Ratios
    Return on average assets                             1.72%        1.34
    Return on average equity                             9.82         7.44
    Net interest margin                                  4.31         4.12
    Average equity to average assets                    17.54        18.03
    Non-performing assets to total assets                 .08          .17
    Total regulatory capital to risk-adjusted assets    29.90        27.58


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


                                      FIVE-YEAR SELECTED FINANCIAL SUMMARY(1)

(Dollars in Thousands,                                                                                        Year Ended June 30
  Except per Share Data)

Operating Results                                1998        1997       1996        1995       1994
  Interest income                          $   11,243      10,703     10,658       8,867      7,558
  Interest expense                              4,776       4,674      4,585       4,018      3,947
  Net interest income                           6,467       6,029      6,073       4,849      3,611
  Provision for loan losses                         0           0          0           0         60
  Non-interest income                             691         566        480         411        416
  Non-interest expense                          2,869       3,276      2,687       2,378      2,164
  Income tax expense                            1,636       1,308      1,533       1,166        734
  Income before cumulative effect
     of change in accounting principle          2,653       2,011      2,333       1,715      1,069
  Net income                                    2,653       2,011      2,333       1,715      1,588

Per Share Data (diluted)
  Net income (1995 - March 31-June 30)    $      2.30        1.65       1.46        0.35
  Pro forma net income                                                              1.04
  Book value                                    19.93       19.23      18.47       17.17

Balance Sheet Data
  Total Assets                             $  150,486     156,727    150,430     146,548    133,135
  Investment securities                        78,112      83,098     89,183      88,503     85,412
  Net loans                                    65,194      61,202     52,361      45,964     40,810
  Deposits                                    105,566     103,681     88,832     113,544    113,091
  Short-term borrowings                        16,081      22,140     29,264           0      4,190
  Stockholders' equity                         26,328      27,423     29,685      30,602     13,991

Financial Ratios
  Return on average assets                       1.72%       1.34       1.56        1.27       0.80  (2)
  Return on average equity                       9.82        7.44       8.06       10.09       8.02
  Average equity to average assets              17.54      18.03       19.33      12.62        9.94

(1) QCF Bancorp, Inc. (QCF) completed a public stock offering on March 31, 1995, which generated net proceeds of $17.0 million. QCF purchased all of the stock of Queen City Federal Savings Bank (the Bank) with a portion of the conversion proceeds. The information reflected above represents the financial condition and the results of operations for the consolidated QCF for 1995 through 1998 and only the Bank for 1994

(2) Ratio is based on income before cumulative effect of change in accounting principle. After including cumulative effect of change in accounting principle, the return on average assets would be 1.18%.

Results of Operations

QCF's net income of $2.7 million, or $2.30 per diluted share, in fiscal 1998 increased $642,000, or 31.9%, from fiscal 1997 net income. The increase in net income for fiscal 1998 as compared to the prior year was due primarily to the absence of any special assessment by the FDIC during fiscal year 1998. In fiscal year 1997, the Bank was required to pay a special assessment of $416,000 net of taxes to help recapitalize the SAIF. The improvement in fiscal 1998 was also due to an increase in net interest income.

Return on average assets was 1.72% for fiscal 1998 compared to 1.34% for fiscal 1997.

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

The following table presents the total dollar amount of interest income and expense from average interest-earning assets and interest-bearing liabilities and the results and yields.



                                                                               Year Ended June 30

                                                  1998                           1997                              1996

                                       Average                Rate/    Average               Rate/    Average                 Rate/
                                       Balance    Interest    Yield    Balance   Interest    Yield    Balance    Interest     Yield
(Dollars in Thousands)
Interest-Earning Assets (1)
     Loans receivable, net (2)      $   64,020    5,758        8.99     57,087     5,144      9.01     48,671      4,439       9.12
     Investment securities              79,186    5,159        6.52     84,388     5,385      6.38     90,373      6,011       6.65

     Other including cash equivalents    6,841      327        4.78      4,749       174      3.66      4,408        208       4.72

     Total interest-earning assets  $  150,047   11,244        7.49    146,244    10,703      7.32    142,909     10,658       7.46


Interest-Bearing Liabilities
     NOW accounts                   $    8,746      107        1.22      8,835       118      1.34      9,255        127       1.37
     Passbooks                          25,268      632        2.50     23,939       598      2.50     26,084        652       2.50
     Money market accounts               9,418      240        2.55      8,765       224      2.55      9,228        235       2.55
     Certificate accounts               55,749    2,978        5.34     52,008     2,925      5.62     52,208      2,900       5.55
     Short-term borrowings              19,528      819        4.19     21,956       809      3.68     11,980        671       5.60

Total interest-bearing liabilities  $  118,709    4,776        4.02    115,503     4,674      4.05    108,755      4,585       4.22

Net Interest Income                              $6,468                            6,029                           6,073

Net Earning Assets                   $  31,338                          30,721                         34,154

Net Yield on Interest-Earning Assets                           4.31%                           4.12                            4.25
  Average Interest-Earning Assets to
  Average Interest-Bearing Liabilities                       126.40%                         126.60                          131.40

(1)  Tax exempt income was not significant; therefore, was not presented on a tax equivalent basis.
(2)  Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
     Average balance includes non-performing loans.  Loan fee income is not significant.

Net interest income was $6.5 million for the fiscal year ended June 30, 1998, up from $6.0 million in fiscal 1997. This represents an increase of 7.3% from fiscal 1997. The increase in net interest income was due to an increase in the Bank's net interest margin and average net-earning assets.

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


                               Year Ended June 30

                                                         1998 vs 1997                   1997 vs 1996


(Dollars in thousands)                                           Increase(Decrease) Due to
                                               Volume       Rate       Total    Volume      Rate        Total

Interest-earning assets:
Loans receivable, net                      $      625        (11)       614       760        (55)        705
Investment securities                            (341)       115       (226)     (388)      (238)       (626)
Other including cash
     equivalents                                   91         62        153        15        (49)        (34)
Total interest-earning assets                     375        166        541       387       (342)         45
Interest-bearing liabilities:
NOW accounts                               $       (1)       (10)       (11)       (6)        (3)         (9)
Passbooks                                          34          0         34       (54)         0         (54)
Money market accounts                              16          0         16       (11)         0         (11)
Certificate accounts                              204       (151)        53       (11)        36          25
Short-term borrowings                             (95)       105         10       424       (286)        138
  Total interest-bearing
  liabilities                              $      158        (56)       102       342       (253)         89

Change in net interest income              $      217        222        439        45       ( 89)        (44)


In fiscal  1998 the yield on average  interest-earning  assets  increased  by 17 basis points which increased interest income as compared to fiscal 1997. Interest income also increased due to a $ 3.8 million increase in average interest-earning assets between fiscal years 1998 and 1997. The combined impact (interest rate increase and volume increase) caused interest income for fiscal 1998 to increase $541,000 or 5.1%. Interest expense increased $102,000 from fiscal 1997 to 1998. The increase was due to an increase in average interest-bearing liabilities of $3.2 million or 2.8%, partially offset by a 3 basis point decrease in interest rates. The increase in average interest-bearing liabilities was due to a $2.4 million decrease in average short-term borrowings partially offset by a $5.6 million increase in deposit accounts.

Provision for Loan Losses

The Bank made no provision for loan losses in fiscal 1998 or 1997. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of lending conducted by the Bank, past due loans in the Bank's loan portfolio and national, regional and local economic conditions.

Non-interest Income

Non-interest income was $691,000 for fiscal 1998 compared to $566,000 for fiscal 1997. The following table presents major components of non-interest income.

                                                        Year Ended June 30
(Dollars in thousands)                           1998                    1997

Fees and service charges        $                 476                    489
Other                                             103                     77
Gain On Sale of Securities                       112                      0
Total non-interest income       $                 691                    566

The increase of $125,000 or 22.1% in total non-interest income between fiscal year 1998 and 1997 was primarily due to gain on sale of securities.

Non-interest Expense

Non-interest  expense was $2.9 million for fiscal 1998  compared to $3.3 million
for  fiscal  1997.  The  following  Table  presents  the  major   components  of
non-interest expense.

                                            Year Ended June 30

(Dollars in thousands)                      1998          1997

Compensation and benefits                  $2,033         1,865
Occupancy                                     244           214
Federal deposit insurance premiums             67           675
Advertising                                    58            74
Other                                         467           448
  Total non-interest expense               $2,869         3,276

Total non-interest expense decreased $407,000 or 12.4% from fiscal 1997 to fiscal 1998. The primary cause of the decrease was a decrease in Federal deposit insurance premiums. Such decrease was due to a special assessment by the FDIC in fiscal 1997.

Income Taxes

QCF recorded income tax expense of $1.6 million in fiscal 1998 compared to $1.3 million in fiscal 1997. The increase in income tax expense between 1997 and 1998 is primarily the result of changes in taxable income between the years.

Financial Condition

QCF's  total  assets at June 30,  1998 were  $150.5  million  compared to $156.7 million at June 30, 1997. The decrease of $6.2 million from 1998 to 1997 reflects fluctuations in levels of deposits and short-term borrowings, which are responsive to market conditions.

Investment Securities

Investment securities decreased by $5.0 million or 6.0% from fiscal 1997 to fiscal 1998. The decrease was due to an increase in loan demand and a decrease in short-term borrowings. During fiscal 1998, QCF purchased $57.2 million of investment securities and collected principal from maturities or repayments of $62.8 million.

Cash and Cash Equivalents

Cash and cash equivalents decreased by $3.8 million from $7.8 million at June 30, 1997 to $4.0 million at June 30, 1998. The Bank's cash and cash equivalents fluctuate from period to period depending on liquidity needs and the timing of purchases of investment securities.

Loans Receivable, Net

Net loans receivable, increased $4.0 million or 6.5% from $61.2 million at June 30, 1997 to $65.2 million at June 30, 1998. The increase reflected increased mortgage demand, consumer demand for installment loans and business demand for commercial loans.

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

Non-Performing Assets

Non-performing assets totaled $119,000 at June 30, 1998 compared to $263,000 at June 30, 1997.

Non-performing assets are summarized in the following table.

                                                           June 30

(Dollars in thousands)                       1998   1997    1996   1995    1994

Non-accrual loans                       $      15    225     297    182     43
Foreclosed assets                             104     38       6      0      4
  Total non-performing assets           $     119    263     303    182     47

  Non-performing assets to year-end assets    .08    .17     .20    .13    .04
  Non-performing loans to year-end loans .18 .43 .58 .40 .11 Allowance for loan losses to
  Non-performing assets                     1,070    501     439    755  2,955

The non-performing assets reflected above primarily consist of one-to-four family mortgage loans or consumer loans.

Deposits and Short-term Borrowings

The Bank's deposits increased $1.9 million, or 1.8%, from $103.7 million at June 30, 1997 to $105.6 million at June 30, 1998. Short-term borrowings, which consist of sales of securities under agreements to repurchase identical securities remained stable between fiscal years at approximately $14.1 million. Federal Home Loan Bank advances decreased $6.1 million from $8.1 million at June 30, 1997 to $2.0 million at June 30, 1998.

Capital Adequacy

Stockholders' equity was $26.3 million at June 30, 1998 down from $27.4 million at June 30, 1997. The decrease was due to the repurchase of stock for the treasury of $3.5 million and for the stock option trust of $1.0 million offset primarily by earnings of $2.6 million.

Federal savings institutions are required to satisfy their capital requirements:
(i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that core capital" equal or exceed 3.0% of adjusted total assets, and (iii) a requirement that "risk-based capital" equal or exceed 8.0% of risk-weighted assets. At June 30, 1998 and 1997, the Bank met each of the three capital requirements.

Liquidity Management

The Bank is required to maintain average daily balances of liquid assets equal to 4% of its net withdrawable savings deposits plus short-term borrowings. The Bank has maintained an average daily liquidity ratio in excess of these requirements.

The primary investing activities are the origination of loans and the purchase of securities. During the year ended June 30, 1998, net loans increased $4.0 million while maturities and principal collected on investment securities, net of purchases totaled $5.6 million.

The primary financing activity is the attraction of deposits and short-term borrowings. During the year ended June 30, 1998, deposits and short-term borrowings decreased $4.2 million.

QCF's most liquid assets are cash and cash equivalents, represented by cash and interest-bearing deposits with banks. The level of these assets is dependent on the operating, financing, and investing activities during any given period. Cash and cash equivalents decreased $3.8 million to $4.0 million during the year ended June 30, 1998.

Asset/Liability Management and Market Risk

The Bank's primary market risk is interest rate risk. Net interest income, the primary component of the Bank's net income, is derived from the difference or "spread" between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank has sought to reduce its exposure to changes in interest rate by matching more closely the effective maturities or re-pricing characteristics of its interest-earning assets and interest-bearing liabilities. The matching of the Bank's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on net portfolio value.

An asset or liability is interest rate sensitive within a specific time period if it will mature or re-price within that time period. If the Bank's assets mature or re-price more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long term loans funded by short term deposits by pursuing certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates. The Bank has established an Asset and Liability Management Committee which currently is comprised of the executive officers of the Bank. This Committee reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the Bank's flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Bank' s a assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates.

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

Year 2000 Compliance

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Bank has been identifying potential problems associated with the Y2K issue and has implemented a plan designed to ensure that all software used in connection with the Bank's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. In addition, the Bank recognizes that its ability to be Y2K compliant is dependent upon the cooperation of its vendors. The Bank is requiring its vendors to represent that their products are or will be Y2K compliant and has planned a program for testing compliance. All Y2K issues for the Bank, including testing, are expected to be addressed by December 31, 1998 and any problems would be remedied by March 31, 1999. The Bank will also prepare contingency plans in the event there are system interruptions. The Bank believes that its costs related to Y2K will be approximately $700,000, primarily related to replacing the bank's core inhouse computer software and hardware systems.

MCGLADREY & PULLEN,LLP                                     RSM
Certified Public Accountants and Consultants               international


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
QCF Bancorp, Inc.
Virginia, Minnesota

We have audited the accompanying consolidated statements of financial condition of QCF Bancorp, Inc. and subsidiary (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders'equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCF Bancorp, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                         Mcgladrey & Pullen, llp

Duluth, Minnesota
August 14,1998


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


Assets                                                           June 30, 1998          June 30, 1997

Cash                                                       $        764,128                  747,733
Interest-bearing deposits with banks                              3,194,241                7,026,683
   Cash and cash equivalents                                      3,958,369                7,774,416
Securities available for sale
  (amortized cost of $25,359,674
   at June 30, 1997)8                                                     0               24,985,627
Securities held to maturity
 (estimated market value of $78,384,31458,334,591 and
 $58,334,591 at June 30, 1998  and 1997, respectively)           78,111,850               58,112,799
Loans receivable, net                                            65,194,321               61,202,301
Federal Home Loan Bank stock, at cost                               425,200                  553,900
Accrued interest receivable                                       1,274,412                1,310,779
Premises and equipment                                              480,169                  424,609
Deferred tax asset                                                  479,200                  519,300
Prepaid expenses and other assets                                   562,812                1,843,672
         Total Assets                                          $150,486,333              156,727,403

Liabilities and Stockholders' Equity

Deposits                                                      $ 105,566,338              103,68l,490
Short-term borrowings                                            14,081,081               14,039,794
Federal Home Loan Bank advances                                   2,000,000                8,100,000
Accrued interest payable                                          1,129,347                1,071,313
Advance payments made by borrowers
  for taxes and insurance                                            66,831                   61,675
Accrued expenses and other liabilities                            1,314,640                2,349,845

         Total Liabilities                                      124,158,237              129,304,117

Commitments and Contingencies

Stockholders' equity:
  Serial preferred stock; authorized 1,000,000 shares;
     issued and outstanding none
  Common stock ($.01 par value): authorized 7,000,000 shares;
     issued 1,782,750; outstanding 1,321,034 shares in 1998
     and 1,426,200 in 1997.                                          17,828                   17,828
  Additional paid-in capital                                     16,375,783               16,665,625
  Retained earnings, subject to certain restrictions             22,704,864               20,051,443
  Net unrealized loss on securities available for sale                    0                (222,745)
  Unearned employee stock ownership plan shares                  (1,022,230)             (1,080,710)
  Unearned management recognition plan shares                      (526,123)               (746,292)
  Deferred compensation payable in common stock                     541,339                        0
  Shares in stock option trust, at exercise price                (2,349,884)             (1,872,071)
  Treasury stock, at cost, 533,484 shares in 1998
   and 356,550 in at June 30, 1997                               (9,413,481              (5,389,792)

         Total Stockholders' Equity                              26,328,096              27,423,286

         Total Liabilities and Stockholders' Equity            $150,486,333             156,727,403

See accompanying notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income



                                                    Year Ended June 30
                                                 1998                 1997


Interest income:
 Loans                                       $5,756,593            5,143,815
 Securities                                   5,486,860            5,558,735

    Total interest income                    11,243,453           10,702,550

Interest expense:
 Deposits                                     3,956,865            3,864,147
 Short-term borrowings                          819,001              809,248

    Total interest expense                    4,775,866            4,673,395

    Net interest income                       6,467,587            6,029,155
Provision for loan losses                             0                    0

    Net interest income after provision
         for loan losses                      6,467,587            6,029,155

Non-interest income:
  Fees and service charges                      475,935              489,517
  Other                                         103,156               76,584
  Gain on sale of securities                    112,218                    0

    Total non-interest income                   691,309              566,101

Non-interest expense:
  Compensation and benefits                   2,033,453            1,865,372
  Occupancy                                     243,982              213,910
  Federal deposit insurance premiums             67,200              675,361
  Advertising                                    58,409               73,683
  Other                                         466,431              447,676

     Total non-interest expense               2,869,475            3,276,002



   Income before income tax expense           4,289,421            3,319,254

Income tax expense                            1,636,000            1,308,000

   Net income                                 2,653,421           $2,011,254

Basic earnings per common share                   $2.51                 1.71

Diluted earnings per common share                 $2.30                 1.65

See accompanying notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity

                                                     Net Unrealized Unearned
                                 Addt'l              Gain (loss) on Employee  Unearned
                         Common  Paid-in             Securities     Stock     Management  Deferred           Stock      Total
                          Stock  Capital   Retained  Available      Ownership Recognition Comp     Treasury  Option     Stockholders
                                 Stock     Earnings  For Sale       Plan      Plan        Payable  Stock     Trust      Equity
Balance, June 30, 1996   17,828 17,003,711 18,040,189 (636,750) (1,183,330) (944,177)         0 (2,612,675)            0 29,684,796

Net Income                                  2,011,253                                                                     2,011,253

Purchase of treasury stock                                                                      (2,777,117)              (2,777,117)

Purchase of stock for
 stock option trust               (366,969)                                                                  (1,872,071) (2,239,040)

Amortization of manage-
 ment recognition plan                                                       197,885                                        197,885

Change in net unrealized
 loss on securities avail-
 able for sale                                         414,005                                                              414,005

Earned employee stock
 ownership plan shares              28,883                         102,620                                                  131,503

Balance, June 30, 1997  l7,828  16,665,625 20,051,443 (222,745) (1,080,710) (746,292)         0 (5,389,792)  (1,872,071) 27,423,286

Net Income                                  2,653,421                                                                     2,653,421

Purchase of treasury stock                                                                      (3,482,350)              (3,482,350)

Reclassification of stock to
 deferred comp. payable                                                                 617,840   (617,840)                       0

Settlement of deferred comp payable
 in stock                           45,942                                              (76,501)    76,501                   45,942

Purchase of stock for
 stock option  trust              (529,957)                                                                    (601,495) (1,131,452)

Exercise of stock options           51,086                                                                      123,682     174,768

Amortization of manage-
 ment recognition plan              83,106                                   220,169                                        303,275

Change in unrealized
 loss on securities avail-
 able for sale                                          222,745                                                             222,745

Earned employee stock
 ownership plan shares              59,981                        58,480                                                    118,461

Balance, June 30, 1998  17,828  16,375,783 22,704,864         0 (1,022,230) (526,123)  541,339 (9,413,481)  (2,349,884)  26,328,096

See accompanying notes to consolidated financial statements.

                                            QCF BANCORP, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows

                                                                      Year ended June 30
                                                                         1998              1997
Operating activities:
Net income                                                            $2,653,421        2,011,254
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                          108,406           91,524
   Gain on sale of securities                                           (112,218)               0
   Amortization of net (discounts) premiums on securities                (97,718)          52,777
   Decrease(increase)  in accrued interest receivable                     36,367         (87,066)
   Increase in accrued interest payable                                   58,034           57,945
   (Decrease)Increase in accrued expenses & other liabilities           (277,565)         229,422
   Increase(decrease)  in deferred income taxes                         (111,200)       (105,100)
   Amortization of unearned ESOP shares                                  158,795          175,503
   Amortization of MRP                                                   220,169          197,885
   Decrease(increase) in other assets                                    729,159          (68,842)

                       Net cash provided by operating activities      $3,365,650        2,555,302

Investing activities:
 Proceeds from sales of securities available for sale                    599,600                0
 Proceeds from sale of Federal Home Loan Bank stock                      128,700                0
 Proceeds from maturities and principal collected
  on securities held to maturity                                      54,568,400       22,597,122
 Proceeds from maturities and principal collected
  on securities available for sale                                     7,617,805        7,873,050
 Purchases of securities held to maturity                            (57,215,248)     (23,751,337)
 Net increase in loans                                                (3,992,020)      (8,841,080)
 Net increase in real estate owned                                       (66,140)         (32,302)
 Purchases of premises and equipment                                    (163,966)         (75,397)

   Net cash provided by ( used in) investing activities                1,477,131       (2,229,944)

Financing activities:
  Net increase  in deposits                                            1,884,848       14,849,066
  Net increase(decrease)  in short-term borrowings                        41,287      (12,223,942)
  Net (decrease) increase in Federal Home Loan
      Bank advances                                                   (6,100,000)       5,100,000
  Purchase of treasury stock                                          (3,482,350)      (2,777,117)
  Purchase of stock  for stock option trust                           (1,131,452)      (2,239,040)
  Proceeds from exercise of stock options                                123,682                0
  Increase in advance payments made by
    borrowers for taxes and insurance                                     5,1576            5,098

  Net cash (used in) provided  for  financing activities              (8,658,828)       2,714,065

                 Decrease(increase)  in cash and cash equivalents     (3,816,047)       3,039,423

Cash and cash equivalent at beginning of year                          7,774,416        4,734,993

Cash and cash equivalents at end of year                              $3,958,369        7,774,416

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Income taxes                                                       $1,696,547        1,311,807
   Interest                                                            4,717,832        4,615,450

Supplemental schedule of non-cash operating and
    Investing activities:
 Securities transferred to securities held to maturity                17,352,203                0
 Deferred compensation obligation and related stock in Grantor
    trust reclassified to stockholder's equity                           617,840                0

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1) Description of the Business

Description of the Business

QCF Bancorp, Inc. (the Company) is the holding company of Queen City Federal Savings Bank (the Bank) with operations in Virginia and Ely, Minnesota. The Bank provides retail and commercial loan and deposit services primarily to customers within a 30-mile radius of Virginia and Ely, Minnesota. QCF Bancorp, Inc. (the Company) was incorporated under the laws of the State of Minnesota for the purpose of becoming the savings and loan holding company of Queen City Federal Savings Bank (the Bank) in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company commenced on February 10, 1996, a Subscription and Community Offering of its stock in connection with the conversion of the Bank (the Offering). The Offering was closed on March 17, 1996 and the conversion was consummated on March 31, 1996.

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly-owned subsidiary, Queen City Service Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

(2) Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and to general practice within the savings and loan industry. The following is a description of the more significant of those policies which the Company follows in preparing and presenting its consolidated financial statements.

Consolidation

The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly-owned subsidiary, Queen City Service Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.


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

Securities

Securities available for sale are carried at fair value at June 30, 1997. Net unrealized gains and losses, net of tax effect, are credited or charged to stockholders equity. Securities held to maturity are carried at amortized cost. Gains and losses on sales of securities are recognized at the time of sale and are calculated based on the specific identification method. Transfers of securities into the held-to-maturity classification from the available-for-sale classification are made at fair value on the date of transfer.

Premiums and discounts are amortized using the interest method over the term of the securities.

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses.

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

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination

The Company defines a loan as impaired when it is probable the Company will be unable to collect principal and interest payments due in accordance with the terms of the loan agreement. Impaired' loans that have been separately identified for evaluation are measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral.

Interest on loans is recognized over the terms of the loans and is calculated using the simple interest method on principal amounts outstanding. For impaired loans, accrual of interest is generally stopped when a loan is greater than three months past due. Interest on these loans is recognized only when actually paid by the borrower if collection of the principal is likely to occur. Accrual of interest is generally resumed when the customer is current on all principal and interest payments.

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

Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of 7 to 33 years for office buildings and improvements, and 5 to 7 years for furniture and equipment.

Cash Equivalents and Cash Flows

Cash equivalents primarily represent amounts on deposit at other financial institutions and highly liquid financial instruments with original maturities at the date of purchase of three months or less. Cash flows from loans, deposits, short term borrowings and FHLB advances are reported net.

Earnings per Share and Accounting Change

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

The Company initially applied Statement No. 128 for the year and six months ended June 30, 1998 and (as required by the Statement), has restated all per share information for the prior periods to conform to the Statement.

Following is information about the computation of the earnings per share data for the Years ended June 30, 1998 and 1997.

                                 Year Ended June  30, 1998                        Year Ended June 30, 1997
                                                          Net                                                  Net
                                                          Income                                               Income
                                                          Per                                                  Per
                          Numerator      Denominator      Share            Numerator         Denominator       Share
Basic earnings per
  share
Income available
  to common
  stockholders            $2,653,421       1,055,186       $2.51           $2,011,254         1,173,936        $1.71
Effect of dilutive
  securities:
Stock options                     -           76,710                           -                 31,320
Management recog-
  nition plan                     -           22,358                           -                 11,732
Diluted earnings per
  share
Income available to
  common stockholders     $2,653,421       1,154,254       $2.30           $2,011,254         1,216,988        $1.65

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

Impact  on Recently Issued Statements of Financial Accounting Standards

The   Financial   Accounting   Standards   Board  (FASB)  has  issued  SFAS  No.
125."Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of Statement No. 125. "SFAS No. 123 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on control of the underlying financial assets. The provisions of SFAS No. 125 including those applicable to the servicing of financial assets were effective as of January 1, 1997. The impact of these provisions on the consolidated financial statements are not material. Other provisions of SFAS No. 125, including those applicable to transfers of financial assets and extinguishment of liabilities, are effective as of January 1, 1999. The impact of these provisions on the consolidated financial statements are not expected to be material.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") SFAS No. 130 requires that all items that are components of comprehensive income (defined as "the change in equity {net assets} of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners", be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will be required to (a) classify items of other comprehensive income by its this nature in a financial statement and (b)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 13, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have had no impact on the Company's financial condition or results of operations.

                        QCF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

Reclassifications

Certain  prior year  amounts  have been  reclassified  to conform  with the 1998
presentation.   These   reclassifications   had  no  effect  on  net  income  or
Stockholders' equity.

(3) Securities Available for Sale

Securities available for sale at June 30, 1997 are  summarized as follows:

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


Collateralized mortgage obligations presented in the table above aggregating to $992,361 (cost) at June 30, 1997 have been issued by private issuers and are not guaranteed or insured by the U.S. government.


Proceeds from the sale of securities available for sale for the year ended June 30, 1998 were $599,600. There were no sales of securities available for sale during the year ended June 30, 1997. Gross realized gains from the sale of securities available for sale for the year ended June 30, 1998 were $112,218. There were no gross realized losses from the sale of securities available for sale for the year ended June 30, 199798.. Accrued interest receivable on securities available for sale aggregated to $201,005 at June 30, 1997. During 1998, available-for-sale securities with an amortized cost of $17,352,203 were transferred to the held-to-maturity classification. The transfer was made at amortized cost which approximated fair value.

(4)  Securities Held to Maturity

Securities held to maturity at June 30, 1998 and June 30, 1997 are summarized as follows:

                                                 June 30, 1998

                                                    Gross     Gross
                                      Amortized   unrealized unrealized   Fair
                                        Cost        gains     losses      value

Mortgage backed securities           $9,524,274     56,481   (20,019)  9,560,738
Collateralized mortgage obligations  38,972,039    167,134   (77,784) 39,061,390
U.S. government & agency obligations 27,193,044    115,918    (8,650) 27,300,312
Corporate bonds & notes               2,422,493     39,384         0   2,461,875
                                    $78,111,850    378,917  (106,453) 78,384,314

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

                                                              June 30, 1997

                                                      Gross      Gross
                                          Amortized unrealized unrealized Fair
                                            cost      gains      losses   value

  Mortgage backed  securities           $3,598,753   27,836  (16,054)  3,610,535
  Collateralized mortgage  obligations  26,139,503  195,842  (66,947) 26,268,389
  U.S. government & agency obligations  26,413,704   91,188  (56,733) 26,448,159
  Corporate bonds  and notes             1,960,839   46,669       (0)  2,007,508
                                       $58,112,799  361,535 (139,743) 58,334,591


Collateralized mortgage obligations presented in the tables above aggregating $819,817 and $2,022,092 (cost) at June 30, 1998 and 1997 respectively have been issued by private issuers and are not guaranteed or insured by the U.S. government.

The carrying amount and fair value of securities held to maturity at June 30, 1998, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The allocation of mortgage-backed securities and collateralized mortgage obligations is based upon the anticipated average lives of the securities using estimated mortgage prepayment speeds.






                                              June 30, 1998

                                         Amortized         Fair
                                           cost            value

Due within one year                    $17,553,051    17,580,450
Due after one year through
  five years                            56,757,052    56,982,116
Due after five years
  through ten years                      3,801,748     3,821,749
Due after ten years                              0             0
                                       $78,111,850    78,384,314


There were no sales of securities held to maturity during the years ended June 30, 1998 and 1997.

Accrued interest receivable on securities held to maturity aggregated $788,536 and $661l,685 at June 30, 1998 and 1997, respectively. Held-to-maturity securities with carrying values of $16,630,189 and $15,631,513 at June 30, 1998 and 1997, respectively, were pledged to secure public deposits.


(5) Loans Receivable

Loans receivable at June 30, 1998 and 1997 are summarized as follows:

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                                                          June 30
                                              1998            1997

   Residential one-to-four family
      mortgage loans                       $33,174,947     31,815,328
   Multifamily and
      commercial mortgage loans              2,096,809      2,343,198
   Consumer loans                           19,827,147     18,291,160
   Commercial loans                         11,368,603     10,066,789
                                            66,467,506     62,516,475
Less:
      Allowance for losses                  (1,273,185)   (1,314,174)
                                           $65,194,321     61,202,301

The weighted average annual contractual interest rate for all loans was 8.76% and 8.82% at June 30, 1998 and 1997, respectively.

Non-accrual loans totaled $15,312 and $224,842 at June 30, 1998 and 1997, respectively. There were no restructured loans at June 30, 1998 and 1997.

Non-accrual loans are the only loans that are considered to be impaired under the criteria established by SFAS No. 114 and SFAS No. 118. The related allowance for credit losses as of June 30, 1998 was $0. The average investment in impaired loans during fiscal 1998 was $237,000.

The effect of impaired loans on interest income for the years ended June 30, 1998, and 1997 was insignificant.

There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual.

The aggregate amount of loans to directors and executive officers of the Bank were $70,670 and $50,329 at June 30, 1998 and 1997, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization and do not represent more than normal risk of collection.

Accrued interest receivable on loans receivable at June 30, 1998 and 1997 was $485,876 and $448,089, respectively.

The Bank grants loans to customers who live primarily in northeastern Minnesota. Although the Bank has a diversified loan portfolio a substantial portion of its debtors' ability to honor their contracts is dependent upon local economy which is concentrated in the iron mining and wood products industries.


At June 30, 1998 and 1997 Bank was  servicing  loans for others  with  aggregate
unpaid   principal   balances  of   approximately   $2,039,010  and  $2,899,003,
respectively.

(6) Allowance for Loan Losses

    Activity in the allowance for loan losses is summarized as follows

   Balance at June 30, 1996                                 $ 1,331,352

    Provision for losses                                              0
    Charge-offs                                                (44,013)
    Recoveries                                                   26,835

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


Balance at June 30, 1997                                      1,314,174

    Provision for losses                                              0
    Charge offs                                                (67,389)
    Recoveries                                                   26,400

Balance at June 30, 1998                                     $1,273,185

(7) Foreclosed Real Estate

Foreclosed real estate, included in other assets, consisted of the following:


                                                        June 30

                                               1998                  1997

   Real estate in judgment                   $104,527              38,387

   Less allowance for losses                        0                   0

                                             $104,527              38,387

(8) Premises and Equipment

   A summary of premises and equipment at June 30, 1998 and 1997 is as follows:

                                                          June 30
                                                  1998              1997

   Land                                   $      90,800           90,800
   Office buildings and improvements          1,083,340        1,085,715
   Furniture and equipment                    1,037,690          873,724
                                              2,211,830        2,050,239
  Less accumulated depreciation              (1,731,661)      (1,625,630)
                                           $    480,169          424,609

 (9) Deposits

   Deposits and weighted-average interest rates at June 30, 1998 and 1997 are summarized as follows (dollar amounts in thousands)


                                                            June 30
                                 1998                  1997

                                     Weighted               Weighted
                                      Average               Average
                         Amount        Rate       Amount      Rate

   Passbook             $25,372        2.50%      25,317       2.50
   Demand deposits       14,101        0.78       13,506       0.61
   Money market          10,252        2.55        9,320       2.55
   Certificates          55,841        5.25       55,538       5.28

                       $105,566     103,681

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

At June 30, 1998 and 1997, the Bank had $5,903,000 and $5,023,000 respectively, of deposit accounts with balances of $100,000 or more. Deposit balances greater than $100,000 are not insured. The Bank did not have any brokered deposits at June 30, 1998 or 1997.

   Interest expense on deposits is summarized as follows:

                                      Year ended June 30
                                  1998              1997
   Passbook                     $631,695           598,475
   Demand deposits               107,380           117,637
   Money market                  240,166           223,508
   Certificates                2,977,624         2,924,527

                               $3,956,86         3,864,147

Certificates had the following remaining maturities (dollar amounts in thousands

                                      June 30, 1998
                                               Weighted
                                                Average
                                  Amount         rate

   Less than 3 months     $        9,021         4.04%
   3-12 months                    20,483         4.98
   13-36 months                   19,723         6.22
   Over 36 months                  6,614         5.89

                               $  55,841         5.25%

At June 30, 1998 and 1997 no securities were pledged as collateral for deposits.


(10) Short-term Borrowings

Short-term borrowings consist of sales of securities under agreements to repurchase the identical securities. The agreements generally mature within 180 days and bear a weighted average interest rate of 3.56% at June 30, 1998.

The agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of the securities collateralizing the agreements remaining in the asset accounts. The securities collateralizing the agreements are in safekeeping at the Federal Home Loan Bank of Des Moines in the Bank's account. At June 30, 1998, the agreements were collateralized by securities with a carrying value of $16,630,189 and an approximate market value of $16,776,474. At June 30, 1997 the agreements were collateralized by securities with a carrying value of $15,631,513 and an approximate market value of $15,670,527

Federal Home Loan Bank advances totaled $2,000,000 and $8,100,000 at June 30, 1998 and 1997, respectively. The advances have an average maturity of 2 months and 14 months and an average rate of 5.74% and 5.81% at June 30,1998 and 1997, respectively. The advances are collateralized by the Bank's Federal Home Loan Bank stock and a blanket pledge of residential one-to-four family mortgage loans.

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(11) Income Taxes

    Federal and state income tax expense is as follows:

                                                 Year ended June 30


                                             1998                    1997
    Current:
        Federal                          $1,314,000               1,075,100
        State                               433,000                 338,000
            Total current                 1,747,000               1,413,100

    Deferred:
        Federal                             (82,300)                (78,900)
        State                               (28,700)                (26,200)
             Total deferred                (111,000)               (105,100)
                                          $1,636,000              1,308,000


The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate tax rate to income before taxes as follows:



                                                              Year Ended June 30
                                                          1998           1997

     Federal "expected" income tax expense             $1,458,403     1,128,546
     Items affecting federal income tax:
        Preferred stock dividends                          (7,875)      (22,696)
        State income taxes, net of federal
           income tax benefit                             267,911       206,010
        Low income housing tax credits                    (52,433)            0
        Other, net                                        (30,006)       (3,860)

                                                       $1,636,000     1,308,000

    Effective income tax rate                               38.1%          39.4%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are as follows:

                                                            Year Ended June, 30
                                                          1998           1997
   Deferred tax assets:
      Allowance for unrealized losses on securities
         available for sale                       $          0           151,191
      Allowance for loan losses                         89,871            86,793
      Deferred compensation                            186,682           205,985
      Supplemental executive retirement plan           272,724           183,172
      Limited partnership                               12,361                 0
      Other                                              7,569                 0
                                      $                569,207           627,141

   Deferred tax liabilities:
      Federal Home Loan Bank stock                $     55,128            76,225
      Premises and equipment                            34,879            18,847

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



      Other                                                  0            12,769
                                                        90,007           107,841

           Net deferred tax asset                     $479,200           519,300

No valuation allowance was required for deferred tax assets at June 30, 1998 or 1997.

Retained earnings at June 30, 1998 includes approximately $2,270,000 for which no provision for federal income tax has been made. This amount represents allocations of income to bad debt deductions for tax purposes. Reduction of the amount so allocated for purposes other than to absorb losses will create income for tax purposes, which will be subject to the then- current corporate income tax rate.

(12) Commitments and Contingencies

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the accompanying statements of financial condition.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.


Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customers' creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the loan type and on management's evaluation of the borrower. Collateral consists primarily of residential real estate and personal property. The Bank had outstanding commitments to extend credit of $1,450,024 and $2,113,765 at June 30, 1998 and 1997, respectively.

Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The standby letters of credit are primarily issued to support private borrowing arrangements, and expire within the next fiscal year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in making loans to customers. The amount of collateral the Bank obtains to support standby letters of credit is based on management's credit evaluation of the borrower. Since the conditions under which the Bank is required to fund standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The Bank had outstanding standby letters of credit of $171,500 and $247,000 at June 30, 1998 and 1997, respectively.

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

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted assets". Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table sets forth the Bank's calculation of tangible, core and risk-based capital and applicable percentages of adjusted assets at June 30, 1998 together with the excess over the minimum capital requirements.


                                            Actual                    Required                  Excess

(Dollars in thousands)                Amount        Percent     Amount      Percent       Amount     Percent

Tangible capital                     $19,169         13.43%      $2,141       1.50%      $17,028        11.93%
Core capital                          19,169         13.43        4,281       3.00        14,888        10.43

Plus allowed portion of general
allowance for loan losses              1,273
Risk-based capital                   $20,442         29.90      $ 5,469       8.00       $14,973        21.90


(14) Employee Benefits

The Company adopted an Employee Stock Ownership Plan (the ESOP) which meets the requirements of Section 4975(e)(7) of the Internal Revenue Code and Section 407(d)(6) of the Employee Retirement Income Security Act of 1974, as amended
(ERISA), and as such the ESOP is empowered to borrow in order to finance purchases of the common stock of the Company. The ESOP borrowed $1,426,200 from the Company to purchase 142,620 shares of common stock of the Company. The Bank has committed to make annual contributions to the ESOP necessary to repay the loan including interest. The Bank contributed $161,147 and $212,078 to the ESOP for the years ended June 30, 1998 and 1997, respectively.

As the debt is repaid, ESOP shares which were initially pledged as collateral for its debt, are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans". Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation benefit expense for 1998 and 1997 was $158,795 and $175,503, respectively.

All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. In 1998, the company committed to release 5,848 shares of common stock which were allocated to eligible participants subject to the restrictions of the ESOP.

   Shares released and allocated                                37,909
   Unreleased shares                                           102,223

      Total ESOP shares                                        140,132

   Fair value of unreleased shares at June 30, 1998         $3,117,802

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


The  Bank has  individual  deferred  compensation  and  supplemental  retirement agreements with certain directors and officers. The cost of such individual agreements is being accrued over the period of actual service from the date of the respective agreement. The cost of such agreements was $221,292 and $205,047 for the years ended June 30, 1998 and1997 respectively. The agreements are funded through a grantor trust with assets which match the investment options selected by the directors and officers. The agreements allow the individual to select among two investment options, bank certificates of deposit or common stock of the Company. Earnings are credited to the individual accounts based upon the investment option selected. Investment elections are irrevocable. The value of an individual's account that is measured by the value of common stock will be distributed solely in shares of the Company's common stock. In 1998, the Company adopted the provisions of the FASB Emerging Issues Task Force Issue No. 97-14 relating to the deferred compensation and supplemental retirement agreements. Accordingly, the cost of common stock held in the grantor trust has been reclassed to treasury stock and the cost of the compensation obligation payable in common stock has been reclassed as a component of stockholders' equity.

The Company has established the Management Recognition Plan (MRP) for directors and key officers. Under the plan, 78,441 shares are available for grant and 71,310 were granted to directors and officers in 1996. The cost of the shares awarded under the plan is recorded as unearned compensation, a contra equity account, and is being recognized as an expense in accordance with the vesting requirements under the plan. For the fiscal year ended June 30, 1998 and 1997, the amount included in compensation expense was $220,169 and $197,885, respectively.

The Company has established a stock option plan for directors, officers and employees. In accordance with the terms of the plan, the exercise price was established at the fair market price on the date of shareholder approval of $13.875 per share. Awards made under the plan may be incentive stock options as defined by Section 422 of the Internal Revenue Code of 1986 or options that do not qualify. Under the plan 178,275 options were available for grant and 160,448 options were granted in 1996. 51,698 options were eligible to be exercised as of June 30, 1998. 8,914 options had been exercised as of June 30, 1998. All options expire on October 11, 2005.

As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in the FASB Statement No. 123, reported net income and earnings per share would have been reduced to:

         Year ended June 30               Net income               Per share

              1998                        $2,531,021                  2.20

              1997                         1,888,854                  1.55

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 1996: No dividends; risk-free interest rate of 6.0%, expected life of 10 years, and expected price volatility of 14.57%.

(15) Stockholders' Equity

The Company was incorporated for the purpose of becoming the savings and loan holding company of the Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to a Plan of Conversion adopted on October 25, 1995.

The Company  commenced  on February  10,  1995,  a  Subscription  and  Community
Offering of its shares in connection with the conversion of the Bank (the Offering). The Offering was closed on March 17, 1995 and the conversion was consummated on March 31, 1995, with the issuance of 1,782,750 shares of the

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

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

(16) Stockholders' Equity and Subsequent Events

Subsequent to the Companys fiscal year end, the Company purchased 156,490 shares of its stock at an average price of $30.57 per share. These shares were placed into treasury stock by the Company.

(17) Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures of estimated fair values of the Bank's financial instruments, including assets, liabilities and off- balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 1998 and 1997 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. The estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The estimated fair value of the Bank's financial instruments are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instruments. June 30 1998 1997

                                Carrying     Estimated     Carrying   Estimated
(in thousands)                   Amount     Fair Value      Amount   Fair Value
Financial assets:
  Cash and cash equivalents   $   3,958        3,958        7,774          7,774
  Securities available
     for sale                         0            0       24,986         24,986
  Securities held to maturity    78,112       78,384       58,113         58,335
  Loans receivable, net          65,194       65,761       61,202         60,989

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


  Federal Home Loan
     Bank Stock                    425          425          554            554
Accrued accounts receivable      1,274        1,274        1,311          1,311
Financial liabilities:
  Deposits                     105,566      105,727      103,681        103,366
  Short-term borrowings         16,081       16,076       22,140         22,076
  Accrued interest payable       1,129        1,129        1,071          1,071

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

Deposits

The fair value of deposits with no stated maturity such as checking, savings and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using as discount rates the rates that were offered by the Bank as of June 30, 1998 and 1997 for deposits with maturities similar to the remaining maturities of the existing certificates of deposit.

The fair value estimate for deposits does not include the benefit that results from the low cost funding provided by the Bank's existing deposits and long-term customer relationships compared to the cost of obtaining different sources of funding. This benefit is commonly referred to as the core deposit intangible.

Short-term Borrowings

The fair value of short-term borrowings due on demand, is equal to the amount payable on demand. The fair value of other short-term borrowings is based on the discounted value of contractual cash flows using as discount rates the rates that were available to the Bank as of June 30, 1998 and 1997 for short-term borrowings with maturities similar to the remaining maturities of the existing short-term borrowings.

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value since it is short-term in nature.

Off-balance Sheet Instruments

Since the majority of the Bank's off-balance sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.


(18) QCF Bancorp, Inc. Financial Information (Parent Company Only)

The parent company's principal assets are its investment in the Bank and its savings deposits at the Bank. The following are the condensed financial statements for the parent company only as of June 30, 1998 and 1997.


                                                    June 30
   Condensed Balance Sheets                    1998          1997
  Assets:
         Cash and cash equivalents $        3,119,061      1,826,158
         Securities available for sale              0      8,484,571
         Securities held to maturity        3,798,098              0

         Investment in subsidiary          19,169,233     16,783,814
         Other assets                         241,704        372,743
            Total assets                $  26,328,096     27,467,286

   Liabilities:                                     0              0

  Stockholders' equity:                    26,328,096     27,467,286

            Total liabilities and
               stockholders' equity       $26,328,096      27,467,286


                                                           Year Ended June 30
                                                          1998           1997
Condensed Statements of Income
     Interest income                               $     598,497        722,139
     Equity in earnings of subsidiary                  2,252,721      1,610,787
     Other                                               (69,797)      (140,672)
     Income before income tax expense                  2,781,421      2,192,254
     Income tax expense                                  128,000        181,000
         Net income                                $   2,653,421      2,011,254

Condensed Statements of Cash Flows
Operating activities:
     Net income                                    $   2,653,421      2,011,254
     Equity in earnings of subsidiary                 (2,252,721)    (1,610,787)
     Distributions of earnings of subsidiary                   0      6,000,000
     Amortization of Unearned ESOP shares                158,795        175,503
     Amortization of MRP                                 220,169        197,885

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


     Decrease in liabilities                                  0        (945,668)
     Decrease (increase) in other assets               (165,740)        (56,914)
     Net cash provided by operating activities          945,402       5,771,273
Investing activities:
       Principal collected from securities held
           to maturity                                 2,386,916              0
     Principal collected from securities
        available for sale                             2,450,704      1,071,042
     Net cash  provided by
        investing activities                           4,837,620      1,071,042
Financing activities:
     Purchase of stock
        into stock option trust                       (1,131,452)    (2,239,040)
     Proceeds from exercise of stock options             123,682              0
     Purchase of treasury stock                       (3,482,350)    (2,777,117)
     Net cash (used in)
        financing activities                          (4,490,119)    (5,016,157)
     Increase in cash and
        cash equivalents                               1,292,903      1,826,158
     Cash and cash equivalents, beginning
        of period                                      1,826,158              0
     Cash and cash equivalents, end
        of period                                     $3,119,061      1,826,158


(19) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data (in thousands of dollars except for per share amounts) for fiscal 1998 and 1997 are as follows:

                                              Three Months Ended
   Selected Operations Data          6/30/98   3/31/98    12/31/97    9/30/97

   Interest income                    $2,785     2,761      2,868      2,829
   Interest expense                    1,161     1,151      1,235      1,229
      Net interest income              1,624     1,610      1,633      1,600
   Non-interest income                   217       185        148        141
   Non-interest expense                  736       719        735        679
   Income tax expense                    428       393        393        422
        Net income                      $677         682     654      640
   Diluted earnings per common share     .60       .60        .57        .52
   High stock price                    33.00     29.38      29.75      26.25
   Low stock price                     27.25     27.25      26.50      2l.25

                                     6/30/97    3/31/97   12/31/96    9/30/96

   Interest income                   $ 2,726     2,627      2,692      2,657
   Interest expense                    1,196     1,137      1,175      1,165
      Net interest income              1,530     1,490      1,517      1,492
   Non-interest income                   169       128        134        135
   Non-interest expense                  678       674        544      1,381
   Income tax expense                    402       370        436        100
      net income                         619       574        671        147
   Diluted  Earnings per common share    .51       .48        .57        .11
   High stock price                    20.25     19.75      18.25      15.75
   Low stock price                     20.38     18.75      16.25      15.00

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

  Selected Financial Condition Data    6/30/98    3/31/98   12/31/97   9/30/97

   Total assets                       $150,486    154,089   152,668    158,192
   Investment securities                78,112     77,899    76,918     82,357
   Net loans                            65,194     64,525    64,819     63,673
   Deposits                            105,566    105,239   103,693    104,549
   Short-term borrowings                14,081     13,862    14,158     14,253
   Stockholders' equity                 26,328     27,275    26,820     26,020

                                       6/30/97    3/31/97   12/31/96   9/30/96

Total assets                         $ 156,727    149,637   146,922    148,321
   Investment securities                83,098     81,889    80,493     87,278
   Net loans                            61,202     58,465    57,665     55,744
   Deposits                            103,681    104,946   102,842     81,794
   Short-term borrowings                14,040     15,850    15,746     37,905
   Stockholders' equity                 27,423     27,070    26,760     26,161

                            STOCKHOLDERS' INFORMATION

Annual Meeting                          Stock Listing
The annual meeting of shareholders      QCF's common stock is listed on
will be held on Wednesday,              the NASDAQ National Market System with
October 14, 1998 at 9:00 A. M. at       a ticker symbol of QCFB.
the executive office of the Company.    Stockholders of record:  344

Executive Office                        Form 1O-KSB
QCF Bancorp, Inc.                       QCF's Form 1OKSB is filled with the
501 Chestnut Street                     Securities and Exchange Commission and
Virginia, MN 55792-1147                 is available without charge upon request
(218) 741-2O4O                          from: QCF Bancorp, Inc.
                                              Attn: Investor Relations
Independent Auditors                          P.O. Box 1147
McGladrey & Pullen, LLP                       Virginia, MN 55792
227 West First Street
Duluth, MN 55802                        Transfer Agent & Registrar
                                        Inquiries regarding change of address,
QCF Bancorp, Inc.                       transfer requirements, and certificates
Investor Relations                      should he directed to the transferagent:
P.O. Box 1147                           Registrar and Transfer Company
Virginia, MN 55802                      10 Commerce Drive
                                        Cranford, New Jersey 07016
                                        1-800-368-5948

Directors and Officers:
  Directors:                            Executive Officers:
  Kevin E. Pietrini                     Kevin E. Pietrini
  President and Chief                   President
  Executive Officer
                                        Daniel F. Schultz
  Robert A. Muhich                      Vice President and Treasurer
  Computer Consultant
  Culbert Realty & Appraisal Service    Linda M. Myklebust
                                        Vice President
  John A. Trenti
  Attorney at the Trenti Law Firm       Gerald D. McKenna
                                        Vice President
  Peter J. Johnson
  President of Hoover Construction      Branch Offices:
                                        Thunderbird Mall
  Craig W. Nordling                     Virginia, Mn. 55792
  Line Department Manager
  Lake Country Power                    102 East Sheridan Street
                                        Ely, MN 5573l
  John C. Pearsall
  Partner with Mesabi Dental Service

  Daniel F. Schultz
  Vice President/Treasurer

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

                                   Exhibit 23

McGLADREY&PULLEN,LLP                                               RSM
Certified Public Accoutants and Consultants                        international


                       CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
QCF Bancorp, Inc.
Virginia, Minnesota

We hereby consent to the incorporation by reference of our report, dated August 14, 1998, included in this Form 10-KSB In the previously filed Registration Statement of QCF Bancorp, Inc. on Form S-8 (No. 33-98154).





                                          McGLADREY & PULLEN, LLP


Duluth, Minnesota
September 25, 1998

                                   Exhibit 27