Form 10QSB
period 1998-09-30
QCF BANCORP INC
filed 1998-11-12
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                     Outstanding at October 31, 1998

Common stock, .01 par value                          1,152,044

                                QCF BANCORP, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION
                                                                     Page
Item 1: Financial Statements
           Consolidated Statements of Financial Condition
           at September 30, 1998 and June 30, 1998                     3

           Consolidated Statements of Income for the Three
           Months Ended September 30, 1998 and 1997                    4

           Consolidated Statement of Stockholders' Equity
           for the Three Months Ended September 30, 1998               5

           Consolidated Statements of Cash Flows for the
           Three Months Ended September 30, 1998 and 1997              6

           Notes to Consolidated Financial Statements                  7-8

Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9-10

PART II - OTHER INFORMATION

Item 1:           Legal Proceedings                                    10

Item 2:           Changes in Securities                                10

Item 3:           Defaults Upon Senior Securities                      10

Item 4:           Submission of Matters to a Vote of Security Holders  10

Item 5:           Other Information                                    10

Item 6:           Exhibits and Reports on Form 8-K                     10

Signatures                                                             11

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

Assets                                                               September 30, 1998        June 30, 1998
Cash                                                                   $     529,840               764,128
Interest-bearing deposits with banks                                       4,174,367             3,194,241

         Cash and cash equivalents                                         4,704,207             3,958,369
Securities held to maturity (estimated market value of
   $75,447,244 and $78,384,314 at September 30,
   1998 and June 30, 1998 respectively)                                   74,563,018            78,111,850
Loans receivable, net                                                     66,669,848            65,194,321
Federal Home Loan Bank stock, at cost                                        425,200               425,200
Accrued interest receivable                                                  962,055             1,274,412
Premises and equipment, net                                                  434,568               480,169
Deferred tax asset                                                           479,200               479,200
Prepaid expenses and other assets                                            639,716               562,812

         Total Assets                                                   $148,877,812           150,486,333

Liabilities and Stockholders' Equity

Deposits                                                                 105,869,437           105,566,338
Short-term borrowings                                                     17,079,299            14,081,081
Federal Home Loan Bank advances                                            1,000,000             2,000,000
Accrued interest payable                                                   1,201,104             1,129,347
Advance payments made by  borrowers
   for taxes and insurance                                                    93,344                66,831
Accrued expenses and other liabilities                                     1,715,192             1,314,640

         Total Liabilities                                               126,958,376           124,158,237
Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                                  0                     0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,152,044 shares at                       17,828                17,828
      September 30, 1998 and 1,321,034 at June 30, 1998.
Additional paid-in capital                                                16,408,104            16,375,783
Retained earnings, subject to certain restrictions                        23,283,853            22,704,864
Unearned employee stock ownership plan shares                             (1,005,440)          (1,022,230)
Unearned management recognition plan shares                                 (479,125)            (526,123)
Deferred compensation payable in common stock                                596,364                541,33
Shares in stock option trust, at the exercise price                       (2,349,884)          (2,349,884)
Treasury stock, at cost, 702,474 shares at September 30,  1998           (14,552,264)          (9,413,481)
      and 533,484 at June 30, 1998

         Total Stockholders' Equity                                       21,919,436            26,328,096

         Total Liabilities and Stockholders' Equity                     $148,877,812           150,486,333

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

                                                Three Months Ended
                                                    September 30
                                              1998                       1997
 Interest income:
         Loans                             $1,432,358                 1,411,779
         Securities                         1,262,959                 1,417,692
              Total interest income         2,695,317                 2,829,471
Interest expense:
         Deposits                           1,001,406                   991,397
         Short-term borrowings                158,226                   238,017
               Total interest expense       1,159,632                 1,229,414

               Net interest income          1,535,685                 1,600,057

         Provision for loan losses                  0                         0

               Net interest income after
               provision for loan losses    1,535,685                 1,600,057

Non-interest Income:
         Fees and service charges             135,484                   128,336
         Other                                 24,521                    12,536

                 Total Non-interest income    160,005                   140,872
Non-interest expense:
         Compensation and benefits            520,850                   496,197
         Occupancy                             87,018                    57,882
         Federal deposit insurance premiums    16,800                    16,800
         Advertising                           18,835                    13,445
         Other                                119,198                    94,796

                  Total non-interest expense  762,701                   679,120

Income before income tax expenses             932,989                 1,061,809

                  Income tax expense          354,000                   422,000

                       Net income           $ 578,989                   639,809

Basic earnings per common share                 $0.65                      0.58

Diluted earnings per common share               $0.58                      0.54

See accompanying Notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                             Unearned
                                                             Employee    Unearned
                                                             Stock       Management                                     Total
                                      Additional             Ownership   Recognition Deferred     Stock                 Stock-
                             Common   Paid-in     Retained   Plan        Plan        Compensation Option   Treasury     holders'
                             Stock    Capital     Earnings   Shares      Shares      Payable      Trust    Stock        Equity


Balance, June 30, 1998   $  17,828   16,375,783  22,704,864 (1,022,230)  (526,123)   541,339   (2,349,884) (9,413,481)  26,328,096

  Net Income                                        578,989                                                                578,989

   Purchase of treasury stock                                                                              (5,138,783) (5,138,783)

   Increase in deferred                                                              55,025                                 55,025
     compensation payable

  Amortization of management                                               46,998                                           46,998
     recognition plan


   Earned employee stock
     ownership plan shares               32,321                16,790                                                       49,111

Balance, September 30,1998 $17,828   16,408,104  23,283,853(1,005,440)   (479,125)  596,364    (2,349,884) (14,552,264) 21,919,436


See accompanying Notes of Consolidated Financial Statements.

                        QCF BANCORP , INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30
                                                                                      1998             1997
Operating activities:
   Net income                                                                       $578,989         639,809
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                 55,502          26,926
         Amortization of net discounts on securities                                  (2,673)       (23,041)
         Decrease  in accrued interest receivable                                    312,357         127,260
         Increase  in accrued interest payable                                        71,757          85,441
         Increase in accrued expenses and other liabilities                          400,552       1,069,051
         Amortization of unearned ESOP shares                                         49,111          42,975
         Amortization of MRP                                                          46,998          49,471
         (Increase)  in other assets                                                 (67,915)       (560,397)

            Net cash provided by operating activities                              1,444,678       1,457,495

Investing activities:
   Proceeds from maturities and principal collected
        on securities held to maturity                                            13,257,799       7,685,750
   Proceeds from maturities and principal collected
       on securities available for sale                                                    0       4,316,942
   Purchases of securities held to maturity                                       (9,706,294)    (11,054,156)
   Net increase in loans                                                          (1,475,527)     (2,470,850)
   Net decrease (increase)  in real estate owned                                      46,036        (115,636)
   Purchase of premises and equipment                                                 (9,901)        (14,304)

            Net cash provided by (used in) investing activities                    2,112,113      (1,652,254)

Financing activities:
   Net increase in deposits                                                          303,099         867,244
   Net increase in short-term borrowing                                            2,998,218         213,619
   Net decrease in Federal Home Loan Bank advances                                (1,000,000)     (1,100,000)
   Purchase of stock for stock option trust                                         (598,745)
   Purchase of treasury stock                                                     (5,138,783)              0
   Increase in advance payments made by borrowers
      for taxes and insurance                                                         26,513          30,850

            Net cash used by financing activities                                 (2,810,953)       (587,032)

          Increase (decrease) in cash and cash equivalents                           745,838        (781,791)

Cash and cash equivalents at beginning of period                                   3,958,369       7,774,416

Cash and cash equivalents at end of period                                        $4,704,207       6,992,625

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                                             $     459,423         533,547
      Interest on deposits and short-term borrowings                               1,087,875       1,143,973
Supplemental disclosure non-cash operating & financing
     activities:
      Commitment to purchase stock for stock option trust                                  0         532,706
      Commitment to purchase treasury stock                                                0       1,168,587

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                           September 30, 1998 and 1997
1)       QCF Bancorp, Inc.

     The consolidated financial statements included herein are for QCF Bancorp, Inc. (the "Company"), Queen City Federal Savings Bank (the "Bank") and the Bank's wholly owned subsidiary, Queen City Service Corporation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1998 of the Company, as filed with the Securities and Exchange Commission. The June 30, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


(2)      Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended September 30, 1998 is not necessarily indicative of the results which may be expected for the entire year.

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

     Following is information about the computation of the earnings per share data for the periods ended September 30, 1998 and 1997.

                                         Quarter Ended September 30, 1998

                                                                          Net
                                                                          Income
                                                                          Per
                                    Numerator       Denominator           Share

Basic earnings per share, income
 available to common stockholders   $578,989         896,064              $0.65
 Effect of dilutive securities:
   Stock options                        -             79,652
   Management recognition plan          -             21,365
 Diluted earnings per share, income
   available to common stockholders $578,989         997,081              $0.58



                                             Quarter Ended September 30, 1997
Basic earnings per share, income
 available to common stockholders   $639,809       1,097,807              $0.58
 Effect of dilutive securities:
   Stock options                        -             68,881
   Management recognition plan          -             24,491
 Diluted earnings per share, income
   available to common stockholders $639,809       1,191,179              $0.54

(4)      Regulatory Capital Requirements

     The Bank as a member of the Federal Home Loan Bank System is required to hold a specified number of shares of capital stock, which is carried at cost, in the Federal Home Loan Bank of Des Moines. In addition, the Bank is required to maintain cash and liquid assets in an amount equal to 4% of its deposit accounts and other obligations due within one year. The Bank has met these requirements.

     Federal savings institutions are required to satisfy three capital requirements: (i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At September 30, 1998, and June 30, 1998, the bank met each of the three capital requirements. As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of Operating Results for the Quarter Ended September 30, 1998 and September 30, 1997.

     Net Income. Net income decreased by $61,000 from $640,000 for the quarter ended September 30, 1997 to $579,000 for the quarter ended September 30, 1998. The decrease in net income was primarily attributable to a reduction in average interest-earning assets as a result of the Bank's stock buyback program.

     Net Interest Income. Net interest income decreased by $64,000 or 4.0%, from $1.6 million for the quarter ended September 30, 1997 to $1.5 million for the quarter ended September 30, 1998. The decrease in the Bank's net interest income resulted from a decrease in the Bank's average interest-earning assets as a result of the Bank's stock buyback program.

     Interest Income. Interest income was $2.7 million for the quarter ended September 30, 1998. This represents a decrease of $134,000 or 4.7%, from the quarter ended September 30, 1997. The decrease was due to a decrease in average interest-earning assets as a result of the Bank's stock buyback program.

     Interest Expense. Interest expense decreased by $70,000 or 5.7%, from $1.23 million for the quarter ended September 30, 1997 to $1.16 million for the quarter ended September 30, 1998. The decrease resulted primarily from lower average interest-bearing liabilities for the quarter ended September 30, 1998 versus September 30, 1997.

     Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

     Noninterest Income. The Bank's non-interest income increased $19,000 or 13.6% from $141,000 in the first quarter of fiscal 1998 to $160,000 in the first quarter of fiscal 1999 due primarily to increased loan fees and ATM fees.

     Noninterest Expense. Total noninterest expense increased by $84,000 or 12.3% during the quarter ended September 30, 1998. The increase was primarily due to expenses related to the Bank's forthcoming data processing conversion.

     Income Taxes. The Bank's income tax expense decreased by $68,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease reflects decreased income before income taxes during this period.

     Comparison of Financial Condition at September 30, 1998 and June 30, 1998. Total assets decreased by $1.6 million, or 1.1% from $150.5 million at June 30, 1998 to $148.9 million at September 30, 1998. The decrease was primarily due to a $3.5 million decrease in investment securities offset by a $1.5 million increase in net loans receivable.

     Deposits increased by $303,000 or 0.3% and short-term borrowings increased by $3.0 million,or 21.3%.

     The Bank's investment securities decreased by $3.5 million or 4.5%, from $78.1 million at June 30, 1998 to $74.6 million at September 30, 1998. The decrease in investment securities was primarily due to the company's stock buyback program and increased funding for loans.

     The Bank's net loans receivable increased by $1.5 million, or 2.3%, from $65.2 million at June 30, 1998 to $66.7 million at September 30, 1998. The increase in interest loans receivable reflects increased loan demand during this period.

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

                                                         QCF Bancorp, Inc.
                                                             Registrant


Date: November 12, 1998                             /s/ Daniel F. Schultz
                                                    Daniel F. Schultz
                                                    Vice President/Treasurer
                                                   (Principal Financial Officer)