Form 10QSB
period 1998-12-31
QCF BANCORP INC
filed 1999-02-12
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                     Outstanding at January 31, 1999

Common stock, .01 par value                    1,150,414

                                QCF BANCORP, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                         Page
Item 1:     Financial Statements
            Consolidated Statements of Financial Condition
            at December 31, 1998 and June 30, 1998                      3

            Consolidated Statements of Income for the Six
            Months Ended December 31, 1998 and 1997                     4

            Consolidated Statement of Stockholders' Equity
            for the Six Months Ended December 31, 1998                  5

            Consolidated Statements of Cash Flows for the
            Six Months Ended December 31, 1998 and 1997                 6

            Notes to Consolidated Financial Statements                7-8

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-10

PART II - OTHER INFORMATION

Item 1:     Legal Proceedings                                          10

Item 2:     Changes in Securities                                      10

Item 3:     Defaults Upon Senior Securities                            10

Item 4:     Submission of Matters to a Vote of Security Holders        10

Item 5:     Other Information                                          10

Item 6:     Exhibits and Reports on Form 8-K                           10

            Signatures                                                 11

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                                               December 31, 1998         June 30, 1998
Cash                                                                   $     731,404               764,128
Interest-bearing deposits with banks                                       6,233,340             3,194,241
Cash and cash equivalents                                                  6,964,744             3,958,369
Securities held to maturity (estimated market value of
  $69,892,896 and  $78,384,314 at December 31,
   1998 and June 30, 1998 respectively)                                   69,691,100            78,111,850
Loans receivable, net                                                     65,894,920            65,194,321
Federal Home Loan Bank stock, at cost                                        425,200               425,200
Accrued interest receivable                                                  967,824             1,274,412
Premises and equipment, net                                                  502,612               480,169
Deferred tax asset                                                           479,200               479,200
Prepaid expenses and other assets                                            406,233               562,812

         Total Assets                                                   $145,331,833           150,486,333

Liabilities and Stockholders' Equity

Deposits                                                                 107,707,883           105,566,338
Short-term borrowings                                                     15,436,487            14,081,081
Federal Home Loan Bank advances                                                    0             2,000,000
Accrued interest payable                                                   1,134,700             1,129,347
Advance payments made by  borrowers
   for taxes and insurance                                                    71,123                66,831
Accrued expenses and other liabilities                                     1,280,174             1,314,640

         Total Liabilities                                               125,630,367           124,158,237
Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                                  0                     0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,150,614 shares at                       17,828                17,828
      December 31, 1998 and 1,321,034 at June 30, 1998.
Additional paid-in capital                                                16,659,244            16,375,783
Retained earnings, subject to certain restrictions                        23,809,405            22,704,864
Unearned employee stock ownership plan shares                               (986,820)          (1,022,230)
Unearned management recognition plan shares                                 (432,127)            (526,123)
Deferred compensation payable in common stock                                648,716               541,339
Shares in stock option trust, at the exercise price                       (5,411,153)          (2,349,884)
Treasury stock, at cost, 706,474 shares at December 31,                  (14,603,627)          (9,413,481)
      1998 and 533,484 at June 30, 1998

         Total Stockholders' Equity                                       19,701,466            26,328,096

         Total Liabilities and Stockholders' Equity                     $145,331,833           150,486,333

See accompanying notes to consolidated financial statements.


                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statement of Income
                                   (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                              December 31                            December 31

                                                         1998             1997                   1998         1997
 Interest income:
    Loans                                              $1,458,639       1,463,284              2,890,997    2,875,063
    Securities                                          1,155,927       1,404,593              2,418,886    2,822,285

       Total interest income                            2,614,566       2,867,877              5,309,883    5,697,348

Interest expense:
    Deposits                                           1,002,870          986,804              2,004,276    1,978,201
    Short-term borrowings                                164,417          248,030                322,643      486,047
       Total interest expense                          1,167,287        1,234,834              2,326,919    2,464,248

         Net interest income                           1,447,279        1,633,043              2,982,964    3,233,100

       Provision for loan losses                               0                0                      0            0

       Net interest income after
        provision for loan losses                      1,447,279        1,633,043              2,982,964    3,233,100

Non-interest Income:
    Fees and service charges                             133,664          128,753                269,148      257,089
    Other                                                 37,809           19,553                 62,332       32,089

      Total Non-interest income                          171,473          148,306                331,480      289,178

Non-interest expense:
     Compensation and benefits                           525,603          530,651              1,046,453    1,026,848
     Occupancy                                            92,402           56,877                179,420      114,759
     Federal deposit insurance premiums                   16,800           16,800                 33,600       33,600
     Advertising                                          17,237           13,393                 36,072       26,838
     Other                                               123,160          116,789                242,358      211,585

    Total non-interest expense                           775,202          734,510              1,537,903    1,413,630
     Income before income tax expenses                   843,550        1,046,839              1,776,541    2,108,648

 Income tax expense                                      318,000          393,000                672,000      815,000

Net income                                             $ 525,550          653,839              1,104,541    1,293,648

Basic earnings per common share                            $0.68             0.63                   1.32         1.20

Diluted earnings per common share                          $0.61             0.57                   1.19         1.10

Comprehensive Income                                    $525,550          733,840              l,l04,541    1,482,666

See accompanying Notes to consolidated financial statements.




                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statement of Stockholders' Equity
                                                            (Unaudited)


                                                              Unearned
                                                              Employee   Unearned
                                                              Stock      Management                                     Total
                                       Additional             Ownership  Recognition Deferred     Stock                 Stock-
                               Common  Paid-in    Retained    Plan       Plan        Compensation Option    Treasury    holders'
                               Stock   Capital    Earnings    Shares     Shares      Payable      Trust     Stock       Equity


Balance, June 30, 1998     $   17,828  16,375,783 22,704,864 (1,022,230) (526,123)   541,339    (2,349,884) (9,413,481) 26,328,096

  Net Income                                       1,104,541                                                             1,104,541

   Purchase of treasury stock                                                                               (5,190,146)(5,190,146)

   Purchase of stock for
      Stock option trust                 220,650                                               (3,061,269)              (2,840,619)

   Increase in deferred                                                               107,377                              107,377
     compensation payable

  Amortization of management                                               93,996                                           93,996
     recognition plan


   Earned employee stock
     ownership plan shares                62,811                 35,410                                                     98,221

Balance, December 31, 1998 $   17,828 16,659,244 23,809,405    (986,820) (432,127)   648,716   (5,411,153) (14,603,627) 19,701,466


See accompanying Notes of Consolidated Financial Statements.

                                              QCF BANCORP, INC. AND SUBSIDIARY
                                            Consolidated Statement of Cash Flows
                                                         (Unaudited)


                                                                                           Six Months Ended
                                                                                               December 31
                                                                                     1998                      1997
         Operating activities:
            Net income                                                             $1,104,541                  1,293,648
            Adjustments to reconcile net income to net cash
                provided by operating activities:
              Depreciation                                                            112,192                    55,041
              Amortization of net premiums (discounts) on securities                   31,981                  (54,660)
              Decrease  in accrued interest receivable                                306,588                    56,115
              Increase  in accrued interest payable                                     5,353                    71,597
              (Decrease) increase in accrued expenses and other liabilities           (34,466)                  449,354
              Amortization of unearned ESOP shares                                     98,221                    86,165
              Amortization of MRP                                                      93,996                   126,148
              Decrease(increase) in other assets                                      155,969                  (817,284)

                 Net cash provided by operating activities                          1,874,375                 1,266,124

         Investing activities:
            Proceeds from maturities and principal collected
                 on securities held to maturity                                    32,146,549                22,512,720
            Proceeds from maturities and principal collected
                on securities available for sale                                            0                 7,855,187
            Purchases of securities held to maturity                              (23,757,780)              (23,814,040)
            Net increase in loans                                                    (700,599)               (3,617,073)
            Net decrease (increase)  in real estate owned                             107,987                  (130,751)
            Purchase of premises and equipment                                       (134,635)                  (18,795)

                 Net cash provided by investing activities                          7,661,522                 2,787,248

         Financing activities:
            Net increase in deposits                                                2,141,545                    11,259
            Net increase in short-term borrowing                                    1,355,406                   118,626
            Net(decrease)increase in Federal Home Loan Bank advances               (2,000,000)                4,100,000
            Purchase of stock for stock option trust                               (2,840,619)               (1,131,452)
            Purchase of treasury stock                                             (5,190,146)               (1,166,581)
            Increase(decrease) in advance payments made by borrowers
               for taxes and insurance                                                  4,292                    (7,218)

                 Net cash used by financing activities                             (6,529,522)               (6,275,366)

                 Increase (decrease) in cash and cash equivalents                   3,006,375                (2,221,994)

         Cash and cash equivalents at beginning of period                           3,958,369                 7,774,416

         Cash and cash equivalents at end of period                                $6,964,744                 5,552,422

         Supplemental disclosures of cash flow information:
            Cash paid during the period for:
               Income Taxes                                                         $ 846,423                   986,852
               Interest on deposits and short-term borrowings                       2,321,566                 2,392,651

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


(2)      Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the six month period ended December 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

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

     Following is information about the computation of the earnings per share data for the periods ended December 31, 1998 and 1997.



                                                         Quarter Ended December 31              Six Months Ended December 31
                                                                                 Net                                         Net
                                                                                 Income                                      Income
                                                                                 Per                                         Per
                                                    Numerator   Denominator      Share        Numerator     Denominator      Share
1998
Basic earnings per share, income
 available to common stockholders                   $525,550        775,657      $0.68     $1,104,539         839,559        $1.32
 Effect of dilutive securities:
   Stock options                                           -         71,177                         -          75,415
   Management recognition plan                             -         12,842                         -          17,103
 Diluted earnings per share, income
   available to common stockholders                 $525,550        859,676      $0.61     $1,104,539         932,077        $1.19

1997
Basic earnings per share, income
 available to common stockholders                   $653,839      1,046,122      $0.63      1,293,648       1,077,239        $1.20
 Effect of dilutive securities:
   Stock options                                           -         79,678                        -           74,280
   Management recognition plan                             -         22,487                        -           26,382
 Diluted earnings per share, income
   available to common stockholders                 $653,839      1,148,287       0.57      1,293,648       1,177,901        l.10


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

     Federal savings institutions are required to satisfy three capital requirements: (i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At December 31, 1998, and June 30, 1998, the bank met each of the three capital requirements. As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of Operating Results for the Quarter and Six Months Ended December 31, 1998 and 1997

     Net Income. Net income decreased by $128,000 or 19.6% from $654,000 for the quarter ended December 31, 1997 to $526,000 for the quarter ended December 31, 1998. The decrease in net income was primarily attributable to a decrease of $186,000 in net interest income. Net income decreased by $189,000, or 14.6%, from $1.3 million for the six months ended December 31, 1997 to $1.1 million for the six months ended December 31, 1998. The decrease was primarily attributable to a reduction in net interest income of $250,000.

     Net Interest Income. Net interest income decreased by $186,000 or ll.4% between the quarter ended December 31, 1998 and the quarter ended December 31, 1997. Net interest income decreased by $250,000 or 7.7% from $3.2 million for the six months ended December 31, 1997 to $3.0 million for the six months ended December 31, 1998. The decrease in net interest income primarily resulted from a decrease in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities and a slight decrease in the Bank's net interest margin. The decrease in average interest- earning assets was due to a reduction in investment securities primarily as a result of the Bank's stock buyback program.

     Interest Income. Interest income decreased $253,000 or 8.8% from the quarter ended December 31, 1997 to the quarter ended December 31, 1998. Interest income for the six month period ended December 31, 1998 decreased by $387,000 or 6.8% compared to the six month period ended December 31, 1997. The decreases were due to a decrease in average interest-earning assets and a slight decrease in their interest rate yields.

     Interest Expense. Interest expense decreased by $68,000 or 5.5%, from the qurter ended December 31, 1997 to the quarter ended December 31, 1998 and decreased by $137,000 or 5.6% from the six months ended December 31, 1997 to the six months ended December 31, 1998. The decreases were due to a decrease in average interest-bearing liabilities as a result of decreases in Federal Home Loan Bank advances.

     Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the high level of the allowance for loan losses in relation to nonperforming loans during these periods.

     Noninterest Income. The Bank's non-interest income increased $23,000 from $148,000 in the second quarter of fiscal 1998 to $171,000 in the second quarter of fiscal 1999. Noninterest income increased by $42,000 for the six months ended December 31, 1998. The increases are primarily due to increases in fee income.

     Noninterest Expense. Total noninterest expense increased by $41,000 or 5.5% and by $124,000 or 8.8% during the quarter and six months ended December 31, 1998, respectively. The increases for the quarter and for the six-month period were primarily due to additional expenses incurred for the pending conversion of the Bank's data processing system.

     Income Taxes. The Bank's income tax expense decreased by $75,000 and by $143,000 for the quarter and six months ended December 31, 1998 as compared to the quarter and six months ended December 31, 1997, respectively. The changes reflect the changes in income before income taxes during these periods.



     Comparison of Financial Condition at December 31, 1998 and June 30, 1998. Total assets decreased by $5.2 million, or 3.4% from $150.5 million at June 30, 1998 to $145.3 million at December 31, 1998. The decrease was primarily due to a $8.4 million decrease in investment securities offset by a $3.0 million increase in cash and cash equivalents.

     Deposits increased by $2.1 million or 2.0% and short-term borrowings increased by $1.4 million,or 9.6%.

     The Bank's investment securities decreased by $8.4 million or 10.8%, from $78.1 million at June 30, 1998 to $69.7 million at December 31, 1998. The decrease in investment securities was primarily due to the company's stock buyback program and increased level of interest-bearing deposits with banks.

     The Bank's net loans receivable increased by $701,000 or 1.1%, from $65.2 million at June 30, 1998 to $65.9 million at December 31, 1998. The increase in interest loans receivable reflects normal loan demand fluctuations.




Year 2000 Compliance

     The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Bank has been identifying potential problems associated with the Y2K issue and has implemented a plan designed to ensure that all software used in connection with the Bank'' business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. In addition, the Bank recognizes that its ability to be Y2K compliant is dependent upon the cooperation of its vendors. The Bank is requiring its vendors to represent that their products are or will be Y2K compliant and is in the process of testing compliance. All major Y2K issues for the Bank, including testing, have been addressed and all problems will be remedied by March 31, 1999. The bank has also prepared a contingency plan in the event there are system interruptions. The Bank believes that its costs related to Y2K will be approximately $700,000, primarily related to replacing the bank's core inhouse computer software and hardware systems.

Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            None.

ITEM 2.   Change in Securities.

             Not applicable.

ITEM 3.   Defaults Upon Senior Securities.

             Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders.

             Election of Directors at the annual meeting on October l4, 1998.
                                    For             Withheld
                 John A. Trenti    1,030,221         20,450
                 Kevin E. Pietrini 1,030,346         20,325

          Approval of the QCF Bancorp, Inc. 1998 Stock Option and Incentive Plan
                                    For             Withheld          Abstain
                                    744,460         157,825           4,775
ITEM 5.  Other Information.

           None.

ITEM 6.           Exhibits and Reports on Form 8-K.

           None.

 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               QCF Bancorp, Inc.
                                               Registrant


Date: February 12, 1999                         /s/ Daniel F. Schultz
                                                Daniel F. Schultz
                                                Vice President/Treasurer
                                               (Principal Financial Officer)