Form 10QSB
period 1999-03-31
QCF BANCORP INC
filed 1999-05-14
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                     Outstanding at April 30, 1999

Common stock, .01 par value                           1,116,679

                                QCF BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1:Financial Statements
       Consolidated Statements of Financial Condition
       at March 3l, 1999 and June 30, 1998                               3

       Consolidated Statements of Income for the Nine
       Months Ended March 3l, 1999 and 1998                              4

       Consolidated Statement of Stockholders' Equity
       for the Nine Months Ended March 3l, 1999                          5

       Consolidated Statements of Cash Flows for the
       Nine Months Ended March 3l, 1999 and 1998                         6

       Notes to Consolidated Financial Statements                      7-8

Item 2:Management's Discussion and Analysis of Financial
       Condition and Results of Operations                            9-10

PART II - OTHER INFORMATION

Item 1:Legal Proceedings                                                10

Item 2:Changes in Securities                                            10

Item 3:Defaults Upon Senior Securities                                  10

Item 4:Submission of Matters to a Vote of Security Holders              10

Item 5:Other Information                                                10

Item 6:Exhibits and Reports on Form 8-K                                 10

Signatures                                                              11



                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                                                   March  31, 1999       June 30, 1998
Cash                                                                   $     621,274              764,128
Interest-bearing deposits with banks                                       2,22l,484            3,194,241
Cash and cash equivalents                                                  2,842,758            3,958,369
Securities held to maturity (estimated market value of
  $73,462,816 and  $78,384,314 at March 31,
   1999 and June 30, 1998 respectively)                                   73,333,746           78,111,850
Loans receivable, net                                                     65,225,950           65,194,321
Federal Home Loan Bank stock, at cost                                        425,200              425,200
Accrued interest receivable                                                  973,584            1,274,412
Premises and equipment, net                                                  675,026              480,169
Deferred tax asset                                                           479,200              479,200
Prepaid expenses and other assets                                            978,997              562,812

         Total Assets                                                   $144,934,46l          150,486,333

Liabilities and Stockholders' Equity

Deposits                                                                 108,574,04l          105,566,338
Short-term borrowings                                                     14,453,046           14,081,081
Federal Home Loan Bank advances                                                    0            2,000,000
Accrued interest payable                                                   1,028,854            1,129,347
Advance payments made by  borrowers
   for taxes and insurance                                                    94,894               66,831
Accrued expenses and other liabilities                                     1,369,3l8            1,314,640

         Total Liabilities                                               125,520,l53          124,158,237

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                                  0                    0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,782,750; outstanding 1,116,679 shares at
      March 31, 1999 and 1,321,034 at June 30, 1998.                          17,828               17,828
Additional paid-in capital                                                16,689,3l8           16,375,783
Retained earnings, subject to certain restrictions                        24,3l8,322           22,704,864
Unearned employee stock ownership plan shares                               (967,l80)          (1,022,230)
Unearned management recognition plan shares                                 (385,l29)            (526,123)
Deferred compensation payable in common stock                                66l,380              541,339
Shares in stock option trust, at the exercise price                       (5,411,153)          (2,349,884)
Treasury stock, at cost, 740,409 shares at March 31,
         1999 and 533,484 at June 30, 1998                               (15,509,078)          (9,413,481)


         Total Stockholders' Equity                                       19,414,308           26,328,096

         Total Liabilities and Stockholders' Equity                     $144,934,46l          150,486,333

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months Ended          Nine Months Ended
                                                                March  31                    March 31
                                                           1999            1998        1999           1998
 Interest income:
    Loans                                              $1,480,182       1,103,744    4,371,179      4,278,807
    Securities                                          1,100,549       1,356,90l    3,5l9,435      4,179,186

       Total interest income                            2,580,731       2,760,645    7,890,6l4      8,457,993

Interest expense:
    Deposits                                              982,738         973,884    2,987,0l4      2,952,085
    Short-term borrowings                                 138,306         177,052      460,949        663,099
       Total interest expense                           1,121,044       1,150,936    3,447,963      3,615,184

         Net interest income                            1,459,687       1,609,709    4,442,65l      4,842,809

       Provision for loan losses                                0               0            0              0

       Net interest income after
         provision for loan losses                      1,459,687       1,609,709    4,442,65l      4,842,809

Non-interest Income:
    Fees and service charges                              104,989         104,889      374,l37        361,978
    Other                                                  23,601          31,526       85,933         63,615
     Gain on sale of securities                                 0          48,218            0         48,218

      Total Non-interest income                           128,590         184,633      460,070        473,811
Non-interest expense:
     Compensation and benefits                            499,370         496,274    1,545,823      1,523,822
     Occupancy                                            10l,366          60,155      280,786        174,914
     Other                                                174,624         162,948      486,654        434,971

    Total non-interest expense                            775,360         719,377    2,3l3,263      2,l33,007
     Income before income tax expenses                    812,917       1,074,965    2,589,458      3,l83,6l3

 Income tax expense                                       304,000         393,000      976,000      l,208,000

      Net income                                        $ 508,917         681,965    l,613,458      1,975,613


Basic earnings per common share                             $0.72            0.65         2.02           1.85

Diluted earnings per common share                           $0.65            0.60         1.82           1.69

Comprehensive income                                     $508,917         715,692    1,613,458      2,198,358

See accompanying Notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                         Unearned
                                                         Employee   Unearned
                                                         Stock      Management                                        Total
                                   Additional            Ownership  Recognition Deferred     Stock                    Stock-
                            Common Paid-in    Retained   Plan       Plan        Compensation Option      Treasury     holders'
                            Stock  Capital    Earnings   Shares     Shares      Payable      Trust       Stock        Equity


Balance, June 30, 1998    $ 17,828 16,375,783 22,704,864 (1,022,230) (526,123)  541,339      (2,349,884) (9,413,481)  26,328,096

Net Income                                     1,6l3,458                                                               1,6l3,458

Purchase of treasury stock                                                                               (6,095,597)  (6,095,597)

Purchase of stock for
 stock option trust                   220,650                                                (3,061,269)              (2,840,619)

Increase in deferred
 compensation payable                                                           120,041                                  120,041

Amortization of management
 recognition plan                                                     140,994                                            140,994


Earned employee stock
 ownership plan shares                 92,885                55,050                                                      l47,935

Balance, March 3l, 1999   $ 17,828 16,689,3l8 24,3l8,322   (967,l80) (385,l29)  66l,380      (5,411,153) (15,509,078) 19,4l4,308

See accompanying notes of consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                    March 31
                                                                                      1999                       1998
         Operating activities:
            Net income                                                             $1,613,458                 1,975,613
            Adjustments to reconcile net income to net cash
                provided by operating activities:
              Depreciation                                                            166,706                    81,967
              Amortization of net premiums (discounts) on securities                   63,046                  (88,333)
              Gain on sale of interest receivable                                           0                  (48,218)
              Decrease  in accrued interest receivable                                300,828                   236,698
              Decrease  in accrued interest payable                                  (100,493)                  (18.921)
               Increase in accrued expenses and other liabilities                      54,678                   218,383
               Increase in deferred compensation payable                              120,041                         0
              Amortization of unearned ESOP shares                                    147,935                   129,370
              Amortization of MRP                                                     140,994                   173,151
              Increase in other assets                                               (364,800)                 (588,584)

                 Net cash provided by operating activities                          2,142,393                 2,071,126

         Investing activities:
            Proceeds from sales of securities available for sale                            0                   285,600
            Proceeds from maturities and principal collected
                 on securities held to maturity                                    51,292,963                40,690,466
            Proceeds from maturities and principal collected
                on securities available for sale                                            0                 7,617,805
            Purchases of securities held to maturity                              (46,577,905)              (42,883,358)
            Net increase in loans                                                     (3l,629)               (3,322,274)
            Net increase  in real estate owned                                        (23,322)                 (189,954)
            Purchase of premises and equipment                                       (361,563)                  (18,795)

                 Net cash provided by investing activities                          4,298,544                 2,179,490

         Financing activities:
            Net increase in deposits                                                3,007,703                 l,557,l44
            Net increase(decrease)  in short-term borrowing                           371,965                  (177,782)
            Net decrease  in Federal Home Loan Bank advances                       (2,000,000)               (4,100,000)
            Purchase of stock for stock option trust                               (2,840,619)               (1,007,769)
            Purchase of treasury stock                                             (6,095,597)               (1,641,850)

                 Net cash used by financing activities                             (7,556,548)               (5,370,257)

                 Decrease in cash and cash equivalents                             (1,115,611)               (1,119,641)

         Cash and cash equivalents at beginning of period                           3,958,369                  7,774,416

         Cash and cash equivalents at end of period                                $2,842,758                  6,654,775

         Supplemental disclosures of cash flow information:
            Cash paid during the period for:
               Income taxes                                                        $1,374,423                  1,386,547
               Interest on deposits and short-term borrowings                       3,548,456                  3,543,587

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 3l, 1999 and l998

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


(2)      Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three and nine months periods ended March 3l, l999 are not necessarily indicative of the results which may be expected for the entire year.

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

     Following is information about the computation of the earnings per share data for the periods ended March 3l, 1999 and l998.



                                                    Quarter Ended March 3l, 1999                Nine Months Ended March 3l, 1999
                                                                               Net                                         Net
                                                                               Income                                      Income
                                                                               Per                                         Per
                                                    Numerator   Denominator    Share        Numerator     Denominator      Share

Basic earnings per share, income
 available to common stockholders                   $508,9l7        702,74l      $0.72     $1,6l3,458         797,257      $2.02
 Effect of dilutive securities:
   Stock options                                           -         67,86l                         -          72,897
   Management recognition plan                             -         12,243                         -          15,483
 Diluted earnings per share, income
   available to common stockholders                 $508,9l7        782,845      $0.65     $1,6l3,458         885,638      $1.82



                                                    Quarter Ended March 31, 1998                Nine Months Ended March 3l, 1998
Basic earnings per share, income
 available to common stockholders                   $68l,965      1,047,l79      $0.65      1,6l3,457       1,067,836      $1.85
 Effect of dilutive securities
   Stock options                                           -         77,272                         -          75,277
   Management recognition plan                             -         24,727                         -          22,568
 Diluted earnings per share, income
   available to common stockholders                 $68l,965      1,145,178      $0.60      1,6l3,457       1,165,68l      $l.69



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

     Federal savings institutions are required to satisfy three capital requirements: (i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. Failure to meet these requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At March 3l, l999, and June 30, 1998, the Bank met each of the three capital requirements. As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of Operating Results for the Quarter and Nine Months Ended March 3l, l999 and l998.

     Net Income. Net income decreased by $173,000 or 25.4% from $682,000 for the quarter ended March 3l, l998 to $509,000 for the quarter ended March 3l, l999. The decrease in net income was primarily attributable to a decrease of $150,000 in net interest income. Net income decreased by $362,000, or 18.3%, from $2.0 million for the nine months ended March 3l, l998 to $1.6 million for the nine months ended March 3l, l999. The decrease was primarily attributable to a reduction in net interest income of $400,000.

     Net Interest Income. Net interest income decreased by $150,000 or 9.3% between the quarter ended March 3l, l999 and the quarter ended March 3l, l998. Net interest income decreased by $400,000 or 8.3% from $4.8 million for the nine months ended March 3l, l998 to $4.4 million for the nine months ended March 3l, l999. The decrease in net interest income primarily resulted from a decrease in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities and a slight decrease in the Bank's net interest margin. The decrease in average interest-earning assets was due to a reduction in investment securities primarily as a result of the Bank's stock buyback program.

     Interest Income. Interest income decreased $180,000 or 6.5% from the quarter ended March 31, 1998 to the quarter ended March 3l, 1999. Interest income for the nine month period ended March 31, 1999 decreased by $567,000 or 6.7% compared to the nine month period ended March 31, 1998. The decreases were due to a decrease in average interest-earning assets.

     Interest Expense. Interest expense decreased by $30,000 or 2.6%, from the quarter ended March 3l, 1998 to the quarter ended March 3l, l999 and decreased by $167,000 or 4.6% from the nine months ended March 3l, l998 to the nine months ended March 31, 1999. The decreases were due to a slight decrease in cost of funds.

     Provision for Loan Losses. The Bank has not provided for loan losses during either of the two periods due to low levels of nonperforming loans and to the level of the allowance for loan losses in relation to total loans during these periods.

     Noninterest Income. The Bank's non-interest income decreased $56,000 from $184,000 in the third quarter of fiscal 1998 to $129,000 in the third quarter of fiscal 1999. Noninterest income decreased by $14,000 for the nine months ended March 31, 1999. The decreases are primarily due to a gain from the sale of an investment security in the prior periods.

     Noninterest Expense. Total noninterest expense increased by $56,000 and by $180,000 or 8.5% during the quarter and nine months ended March 3l, 1999, respectively. The increases for the quarter and for the nine-month period were primarily due to additional expenses incurred for the conversion to a new data processing system.

     Income Taxes. The Bank's income tax expense decreased by $89,000 and by $232,000 for the quarter and nine months ended March 3l, l999 as compared to the quarter and nine months ended March 31, 1998, respectively. The changes reflect the changes in income before income taxes during these periods.



     Comparison of Financial Condition at March 3l, l999 and June 30, 1998. Total assets decreased by $5.6 million, or 3.7% from $150.5 million at June 30, 1998 to $144.9 million at March 3l, l999. The decrease was primarily due to a decrease in investment securities and interest-bearing deposits with banks.

     The Bank's investment securities decreased by $4.8 million or 6.l%, from $78.1 million at June 30, 1998 to $73.3 million at March 3l, l999. The decrease in investment securities was primarily due to the company's stock buyback program.

     The Bank's net loans receivable remained stable during this time. Deposits increased by $3.0 million or 2.8% and Federal Home Loan Bank advances decreased by $2.0 million.




Year 2000 Compliance

     The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Bank has been identifying potential problems associated with the Y2K issue and has implemented a plan designed to ensure that all software used in connection with the Bank'' business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. In addition, the Bank recognizes that its ability to be Y2K compliant is dependent upon the cooperation of its vendors. The Bank is requiring its vendors to represent that their products are or will be Y2K compliant and is in the process of testing compliance. All major Y2K issues for the Bank, including testing, have been addressed and all problems have been remedied as of March 31, 1999. The bank has also prepared a contingency plan in the event there are system interruptions. The Bank believes that its costs related to Y2K will be approximately $700,000, primarily related to replacing the bank's core inhouse computer software and hardware systems.

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

                                                  QCF Bancorp, Inc.
                                                  Registrant


Date: May 14, 1999                                 /s/ Daniel F. Schultz
                                                   Daniel F. Schultz
                                                   Vice President/Treasurer
                                                   (Principal Financial Officer)