Form 10KSB
period 1999-06-30
QCF BANCORP INC
filed 1999-11-04
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

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

     Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $11,021,000.

     As of August 23, 1999, the aggregate market value of the 298,280 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $7,941,705 based on the closing sale price of $26.625 per share of the registrant's Common Stock on August 27, 1999 as listed on the National Association of Securities Dealers Automated Quotation National Market System. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of August 23, 1999: 1,112,771.

Transitional Small Business Disclosure Format (Check one):   Yes         No    X
DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
     1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999. (Parts I, II and IV)
     2. Portions of Proxy Statement for 1999 Annual Meeting of Stockholders. (Part III)

Item 1.  Description of Business


     QCF Bancorp, Inc. QCF Bancorp, Inc. (the "Company") is the holding company of the Queen City Federal Savings Bank (the "Bank") The Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $4.6 million of cash and investment securities and a note receivable from the Company's Employee Stock Ownership Plan (the "ESOP"). At June 30, 1999, the Company had total consolidated assets of $148.4 million, deposits of $109.6 million and stockholders' equity of $20.0 million.

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

Lending Activities

     General. The Bank's gross loan portfolio totaled $66.2 million at June 30, 1999, representing 44.6% of total assets at that date. It is the Bank's policy to concentrate its lending within its market area. At June 30, 1999, $32.3 million, or 48.8% of the gross loan portfolio, consisted of single-family, residential mortgage loans. The Bank also originates consumer loans, which primarily consist of automobile loans, recreation loan and home equity loans. Consumer loans amounted to $20.4 million, or 30.8% of the Bank's gross loan portfolio, at June 30, 1999. To a lesser extent, the Bank also originates loans secured by multi-family and commercial properties and commercial loans. Included in mortgage loans are loans which are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veteran's Administration ("VA").

     The Bank has not actively pursued the origination of loans secured by multi-family or commercial properties. Such loans have generally been made to small businesses within the Bank's market area and are secured by warehouses, retail stores or other commercial property. At June 30, 1999, multi-family and commercial real estate loans amounted to $1.4 million, or 2.1% of the Bank's gross loan portfolio. The Bank also engages in commercial lending within its market area. At June 30, 1999, commercial loans amounted to $12.1 million or 18.3% of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At June 30, 1999, the Bank had no concentration of loans exceeding 10% of total loans other than as disclosed below.


                                                    At June 30,
                                           1999                     1998
                                     Amount      %             Amount      %
                                            (Dollars in thousands)

 Type of Loan:
 Real estate loans:
 Single-family residential        $ 32,303   48.79%           33,175   49.92
 Multi-family and commercial         1,363    2.06             2,097    3.15

 Commercial business loans          12,121   18.31            11,369   17.10

 Consumer loans:
 Automobile                         12,960   19.58            12,001   18.06
 Other                               7,455   11.26             7,825   11.77
   Total  gross loans               66,202  100.00            66,467  100.00

 Allowance for loan losses             570                     1,273
   Total                          $ 65,632                    65,194


     The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                              One Year   One to      Five to    More than
                              or Less    Five Years  Ten Years  Ten Years  Total

                                             (In thousands)

Single-family residential
 real estate                  $ 105        2,797       7,171     22,230   32,303
Multi-family and
 commercial real estate          18          600         196        549    1,363
Consumer                      1,652       14,273       2,513      1,977   20,415
Commercial business           1,631        4,268       2,309      3,913   12,121
 Total                      $ 3,406       21,938      12,189     28,669   66,202




     The following table sets forth at June 30, 1999, the dollar amount of all loans due one year or more after June 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                                Predetermined      Floating or
                                                    Rate        Adjustable Rates
                                                        (In thousands)

Single-family residential real estate            $ 4,540            27,658
Multi-family  and
 commercial real estate                            1,345                 0
Consumer                                          15,818             2,945
Commercial business                                4,309             6,181
Total                                            $26,012            36,784


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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the association's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements;
(iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings association to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $2.3 million at June 30, 1999. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest borrowers ranged from $378,000 to $1.0 million. All of these loans were current as of June 30, 1999.

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

     Single-Family  Residential  Lending.  The  Bank  historically  has been and continues to be an originator of loans secured by single-family residential properties located in its market area. At June 30, 1999, approximately $32.3 million, or 48.8%, of the Bank's gross loan portfolio consisted of loans secured by single-family residential properties.

     Substantially all single-family mortgage loans originated by the Bank for retention in the Bank's portfolio since 1982 have been adjustable-rate loans with an initial fixed term of one or five years. After the initial term, the rate adjustments on the Bank's adjustable- rate loans are indexed to the Contract Interest Rate published by the Federal Housing Finance Board (the "Contract Rate"). The interest rates on these mortgages are adjusted either once a year or every five years, with a ceiling rate of 18.75%. The adjustable-rate mortgage loans offered by the Bank do not provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. At June 30, 1999, the Bank's loan portfolio included $27.7 million in adjustable-rate, single-family residential mortgage loans, which represented 41.8% of the Bank's gross loan portfolio.

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

     Commercial Business Lending. The Bank's commercial lending activities are directed to small Minnesota-based businesses. The Bank's commercial borrowers consist primarily of manufacturing and distribution firms, retailers, and professionals in health care, accounting and law. Generally, the Bank's commercial business loans are secured by assets, which may include accounts receivable, inventory, equipment and other business assets, and are guaranteed by the principals of the borrowers. The Bank's commercial business loan portfolio includes loans which may be at least partially secured by real estate but for which the expected source of repayment for the loan is the cash flow produced by the borrower's business. At June 30, 1999, the Bank's commercial business loans totaled $12.1 million, or 18.3%, of the total loan portfolio.

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

     The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically for the purpose of providing working capital and are usually approve with a six month term. The Bank also offers both commercial and standby letters of credit for its commercial borrowers. Commercial letters of credit are written for a maximum term of one year. The terms of standby letters of credit generally do not exceed one year. The Bank's commercial business loans generally have interest rates which float at, or at some margin over, the Bank's reference rate.

     Consumer Lending. The consumer loans originated by the Bank primarily include automobile loans, recreational loans and second mortgage loans. At June 30, 1999, the Bank's consumer loan balance totaled $20.4 million, or 30.8% of its total loan portfolio.

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

     All loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, or management concludes that payment in full is not likely. At June 30, 1999, the Bank had no loans which were past due more than 90 days and still on accrual status. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 2 of Notes to Consolidated Financial Statements.

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


     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                              At June 30,
                                                        1999              1998
                                                        (Dollars in thousands)

Loans accounted for on a non-accrual basis: (1)
Real Estate:
 Residential                                      $     29                  --
 Commercial                                             --                  --
Commercial business                                    259                  --
Consumer                                                --                  15
 Total                                                $288                  15
Percentage of total loans                              .44%                .02%
Other nonperforming assets   (2)                  $     18                 104

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

     During the year ended June 30, 1999, gross interest income of $43,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during such year amounted to $21,000, for the year ended June 30, 1999. At June 30, 1999, the Bank had no restructured loans.

     At June 30, 1999, nonaccrual loans consisted of one mortgage and two commercial loans.

     June 30, 1999, the Bank had no loans modified in troubled debt restructurings, and there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 1999, the Bank had $259,000 of assets classified as loss or doubtful and $29,000 of assets classified as substandard, all of which were included in nonaccrual loans. The assets classified as doubtful consisted of two commercial loans and the assets classified as substandard consisted of one mortgage loan. At June 30, 1999, assets designated as special mention totaled $464,000 and consisted of one commercial loan and five consumer loans, one of which was included in nonaccrual loans.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                           Year Ended June 30,
                                                          1999            1998
                                                          (Dollars in thousands)
Balance at beginning of year                       $        1,273       1,314
Consumer loan charge-offs                                     103          67
Consumer loan recoveries                                       36          26
Net loan charge-offs                                           67          41
Provision for (reduction in allowance) loan losses           (636)        --
Balance at end of year                                     $  570       1,273
Ratio of net charge-offs to average loans
  outstanding, net during the year                            .10%        .06%

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                    June 30,
                                              1999                  1998
                                              Percent of            Percent of
                                              Loans in Each        Loans in Each
                                              Category to           Category to
                                      Amount  Total Loans   Amount  Total Loans

                                               (Dollars in thousands)

Real estate                           $173     50.85          363      53.07%
Commercial business                    248     18.31          392      17.10
Consumer                               149     30.84          518      29.83
Total allowance for loan losses       $570    100.00%       1,273    100.00%

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

     The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                           At June 30,
                                                   1999                1998
                                                    (Dollars in thousands)

Securities held to maturity:
  U.S. government and agency securities.       $ 12,187              27,193
  Corporate obligations. . . . . . . . . .        2,047               2,423
  Collateralized mortgage obligations . . .      43,623              38,972
  Mortgage-backed securities. . . . . .          17,015               9,524

Total investment securities . . . . .  . .     $ 74,872              78,112


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

     Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash inflows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk The Bank does not purchase residual interests in mortgage-related securities.

     At June 30, 1999, the Bank had $43.6 million in CMOs, which amounted to 29.4% of total assets. As of June 30, 1999, the securities in the Bank's private mortgage-backed securities portfolio were rated AAA by at least one nationally recognized investment rating service.

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

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed and mortgage-related securities. At June 30, 1999, the Bank had $17.0 million in mortgage-backed securities (11.5% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA.

     The  following  table  sets  forth   information   regarding  the  expected
maturities, market value and weighted average yields for the Bank's investment securities at June 30, 1999.

                               One Year or Less   One to Five Years   Five to Ten Years Total Investment Portfolio
                               Carrying  Average  Carrying   Average  Carrying  Average  Carrying   Market  Average
                                 Value    Yield     Value    Yield     Value    Yield     Value      Value   Yield
                                                            (Dollars in thousands)

Securities held to maturity:
 U.S. government and agency
 Securities                     $3,491   6.84%     7,696      6.26    1,000     6.30      12,187     12,040   6.48

 Corporate obligations           1,600   7.00        447      7.50      ---                2,047      2,047   7.11

 Collateralized mortgage
  obligations                    4,936   6.37     38,687      6.34       --               43,623     43,232   6.34

 Mortgage-backed securities      2,953   7.01     13,281      6.31      781     8.00      17,015     16,821   6.51

  Total                        $12,980            60,111              1,781               74,872     74,142



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


                                          Year Ended June 30,
                                  1999                      1998
                         Interest-                  Interest-
                         Bearing                    Bearing
                         Demand       Time          Demand            Time
                         Deposits     Deposits      Deposits          Deposits
                                       (Dollars in thousands)

Average balance         $ 44,822      57,351         43,432            55,749
Average rate                2.27%       5.25           2.25              5.34

     The following table shows maturities for certificates of deposit of $100,000 or more at June 30, 1999.



           Three months or less                              $    823,465
           Over three months to six months                        594,653
           Over six months to twelve months                     1,668,376
           Over twelve months                                   1,224,583
                                                              $ 4,311,077

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholder of the Bank, which is the Company.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank of Minneapolis. The Bank had $2.0 million in outstanding borrowings from the FHLB of Des Moines at June 30, 1999 and no outstanding borrowings from the Federal Reserve.

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

     The following table sets forth certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated:

                                                                 At or for the
                                                             Year Ended June 30,

                                                             1999        1998
                                                          (Dollars in thousands)

Amounts outstanding at end of period                       $16,218      16,081
Maximum amount of borrowings outstanding
 at any month end                                           17,785      31,444
Approximate average short-term borrowings outstanding (1)   15,220      19,528
Average cost of borrowings                                    3.48%       4.19%

(1) Based on month-end balances.


Subsidiary Activities

     The Bank has one wholly owned subsidiary: Queen City Service Corporation ("Queen City Service"). Queen City Service, a Minnesota corporation, currently owns part of a commercial condominium building located in Ely, Minnesota that houses the Bank's Ely branch. A portion of the property is also leased to three tenants. Queen City Service is also engaged in the sale of tax deferred annuity contracts and credit life and disability insurance. At June 30, 1999 the Bank's total investment in Queen City Service was $71,000.

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

Employees

     As of June 30, 1999, the Bank had 25 full-time and 12 part-time employees, none of whom was represented by a collective bargaining agreement.

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

     Proposed Legislative and Regulatory Changes. The U. S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation was reintroduced in both houses of the U. S. Congress restructuring the activities and regulations oversight of the financial services industry. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation would repeal the Glass-Steagall Act prohibitions on banks affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also would remove the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. The Senate version (S. 900) was approved by the Senate on May 6, 1999. The House version (H.R. 10) was approved by the House on July 1, 1999. A conference committee has been appointed to reconcile the differences between the two bills. The two versions differ principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.

Regulation of the Bank

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at June 30, 1999 of $499,800.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1999, the Bank qualified as a QTL.

     Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-Prompt Corrective Regulatory Action." The Bank is in compliance with all currently applicable capital requirements.

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

     The table below provides information with respect to the Bank s compliance with its regulatory capital requirements at June 30, 1999.

                                                               Percent of
                                                        Amount        Assets (1)
                                                         (Dollars in thousands)
Tangible capital . . . . . . . . . . . . . . . .       $15,178           10.7%
Tangible capital requirement . . . . . . . . ..          2,868            1.5
   Excess (deficit) . . . . . . . . . . . . . .        $12,310            9.2%

Core capital (2) . . . . . . . . . . . . . . .         $15,178           10.7%
Core capital requirement . . . . . . . . . . . .         5,735            3.0
Excess (deficit) . . . . . . . . . . . . . . . .        $9,443            7.7%

Risk-based  capital  . . . . . .  .  .  .  .  .        $15,748           23.6%
Risk-based  capital  requirement  . . . . . .            5,348            8.0
Excess(deficit) . . . . . . . . . . . . . . . .        $10,400           15.6%

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

     The federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (I) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (I) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (I) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. Tier 1 capital is defined as the sum of common stockholders equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under- capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than- satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

     Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The SAIF assessment rate will be a rate determined by the FDIC to be appropriate to maintain the reserve ratio of the SAIF to 1.25% of insured deposits or such higher percentage as the FDIC determines to be appropriate.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate currently ranges from 0.061% of deposits for well capitalized institutions in Subgroup A to 0.331% of deposits for undercapitalized institutions in Subgroup C. Until December 31, 1999, SAIF- insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution may pay capital distributions during any calendar year up to an amount equal to 100% of its net income for such calendar year plus its retained net income for the preceding two calendar years provided that at least 30 days notice is given prior to the capital distribution or distributions. Should the Bank's regulatory capital fall below certain levels, applicable law and other federal regulations would require the prior approval of the OTS for any capital distribution and, in some cases, would prohibit the payment of distributions. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "-- Prompt Corrective Regulatory Action."

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

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The guidelines, adopted by the Office of Thrift Supervision along with the other federal banking agencies, require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan.

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

     For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements.

Item 2. Description of Properties

     The following table sets forth information regarding the Company's offices at June 30, 1999.


                            Year  Owned or  Book Value at  Approx   Deposits at
                           Opened  Leased   June 30, 1999  Sq Ft   June 30, 1999
                                          (Deposits in thousands)

Main Office:
501 Chestnut Street         1969  Owned       $ 230,189    12,600   $ 101,543
Virginia, Minnesota  55792


Branch Offices:
Thunderbird Mall Office     1976  Leased           N/A        500      -- (1)
Virginia, Minnesota  55792

102 E. Sheridan Street      1974  Owned          48,976     9,900       8,018
Ely, Minnesota 55731


     (1) The Bank does not separately track deposits at the Thunderbird Mall office. Deposits received at this facility are included in deposits of the main office.

     The book value of the Bank's investment in premises and equipment totaled $737,000 at June 30, 1999. See Note 7 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

     From time to time, the Bank is a party to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank. In addition, there were no pending regulatory proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.



                                                       PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained under the sections captioned "Stockholders' Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

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



                                                      PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10. Executive Compensation

     The information contained under the sections captioned "Proposal I - Election of Directors -- Executive Compensation" " -- Director Compensation," " -- Employment Agreements" and " -- Supplemental Executive Retirement Agreement" in the Proxy Statement is incorporated herein by reference.

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


Item 13. Exhibits and Reports on Form 8-K.

        (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Independent Auditors' Report

Consolidated Statements of Financial Condition - June 30, 1999 and 1998

Consolidated Statements of Income - Years ended June 30, 1999 and 1998

     Consolidated Statements of Stockholders' Equity - Years ended June 30, 1999, and 1998

Consolidated Statements of Cash Flows - Years ended June 30, 1999 and 1998

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





(*)  Incorporated  herein by reference from  Registration  Statement on Form S-1 filed December 6, 1994 (File No. 33- 87044).
(**) Incorporated  herein by reference from  Registration  Statement on Form 8-A filed March 15, 1995 (File No. 0-25700).
 (+) Management contract or compensatory plan arrangement.

     (b) Reports on Form 8-K. During the quarter ended June 30, 1998, the Registrant did not file any Current Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QCF BANCORP, INC.

September 17, 1999
                                           By:/s/Kevin E. Pietrini
                                           Kevin E.Pietrini
                                           Chairman of the Board,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/Kevin E. Pietrini                                  September 17, 1999
    Kevin E. Pietrini
    Chairman of the Board,
    President, Chief Executive Officer
      and Director
   (Principal Executive Officer)

     /s/Daniel F. Schultx                                 September 17, 1999
     Daniel F. Schultz
     Vice President, Treasurer and Director
     (Principal Financial and Accounting Officer)

     /s/Peter J. Johnson                                  September 17, 1999
     Peter J. Johnson
     Director

     /s/ Craig W. Nordling                                September 17, 1999
     Craig W. Nordling
     Director

     /s/Robert L. Muhich                                  September 17, 1999
     Robert L. Muhich
     Director

      /s/John C. Pearsall                                 September 17, 1999
     John C. Pearsall
     Director

     /s/John A. Trenti                                    September 17, 1999
    John A. Trenti
    Director

                                   Exhibit 13



To Our Shareholders, Customers, and Friends:

     As we approach the new millenium, we proudly present the results of another exciting and productive year at Queen City Federal. The annual report to shareholders represents another record year in terms of return on per share earnings. We ended the year with earnings per share of $2.52 which represents an increase of 9.50% from the previous year. We also ended the year with net income of $2,149,000 representing a return on assets of 1.47%. Our strong financial performance represents the success of our continued transition from a traditional thrift to a commercial bank. We continue to have increases from prior years in both consumer and commercial lending allowing us to increase our asset yields and provide added fee income as well as giving us the opportunity to attract low-cost commercial deposits. We encourage you to read the "Management's Discussion and Analysis" section of this report for a more complete explanation of your company's financial performance.

     This last year has also been productive in terms of managing our Year 2000 risk. The major thrust of our Y2K plan was completed in February of this year with the successful installation of a new data processing system, including both new hardware and software. With our new computer system in place, we enter the year confident of our preparation for the Year 2000.

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

                                                 Sincerely,


                                                 Kevin E. Pietrini
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer



                              FINANCIAL HIGHLIGHTS
                  (Dollars in Thousands, Except Per Share Data)







                                                       At or For the Year Ended
                                                                 June 30

                                                         1999             1998

Operating Results
Net interest income                                $    5,831             6,467
Provision (reduction in allowance) for loan losses       (637)                0
Non interest income                                       629               691
Non interest expense                                    3,648             2,869
Net Income                                              2,149             2,653

Per Share Data
Net income (Diluted)                               $     2.52              2.30
Book value                                              17.90             19.93

Balance Sheet Data
Total assets                                       $  148,351           150,486
Investment Securities                                  74,872            78,112
Net loans                                              65,632            65,194
Deposits                                              109,561           103,566
Short-term borrowings                                  16,218            16,081
Stockholders' equity                                   19,981            26,328

Financial Ratios
Return on average assets                                 1.47%             1.72
Return on average equity                                10.12              9.82
Net interest margin                                      4.04              4.31
Average equity to average assets                        14.50             17.54
Non-performing assets to total assets                     .21               .08
Total regulatory capital to risk-adjusted assets        24.18             29.90


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


                                              FIVE-YEAR SELECTED FINANCIAL SUMMARY(1)

(Dollars in Thousands                                                             Year Ended June 30
Except per Share Data)

Operating Results                                              1999           1998        1997          1996  1995
   Interest income                                          $10,392         11,243       10,703       10,658  8,867
   Interest expense                                           4,561          4,776        4,674        4,585  4,018
   Net interest income                                        5,831          6,467        6,029        6,073  4,849
   Provision for (reduction in allowance)  loan losses         (637)             0            0            0      0
   Non-interest income                                          629            691          566          480    411
   Non-interest expense                                       3,648          2,869        3,276        2,687  2,378
   Income tax expense                                         1,300          1,636        1,308        1,533  1,166

   Net income                                                 2,149          2,653        2,011        2,333  1,715

Per Share Data (diluted)
  Net income (1995 - March 31-June 30)                        $2.52           2.30         1.65         1.46   0.35
  Pro forma net income                                                                                         1.04
  Book value                                                  17.90          19.93        19.23        18.47  17.17

Balance Sheet Data
  Total assets                                             $148,351        150,486      156,727      150,430 146,548
  Investment securities                                      74,872         78,112       83,098       89,183  88,503
  Net loans                                                  65,632         65,194       61,202       52,361  45,964
  Deposits                                                  109,561        105,566      103,681       88,832 113,544
  Short-term borrowings                                      16,218         16,081       22,140       29,264       0
  Stockholders' equity                                       19,981         26,328       27,423       29,685  30,602

Financial Ratios
  Return on average assets                                     1.47%          1.72         1.34         1.56    1.27
  Return on average equity                                    10.12           9.82         7.44         8.06   10.09
  Average equity to average assets                            14.50          17.54        18.03        19.33   12.62


     (1) QCF Bancorp,  Inc. (QCF) completed a public stock offering on March 31,
1995, which generated net proceeds of $17.0 million. QCF purchased all of the stock of Queen City Federal Savings Bank (the Bank) with a portion of the conversion proceeds.


Results of Operations

     QCF's net income of $2.1 million, or $2.52 per diluted share, in fiscal 1999 decreased $505,000, or 19.0%, from fiscal 1998 net income. The decrease in net income for fiscal 1999 as compared to the prior year was due primarily to a decrease in average yield and volume of interest earning assets and interest bearing liabilities, a decrease in the allowance for loan losses and the acceleration of vesting under certain compensation plans. Decrease in average interest-earning assets, primarily investment securities, was the result of Queen City Federal Savings Bank's stock buyback programs.

     Return on average assets was 1.47% for fiscal 1999 compared to 1.72% for fiscal 1998.

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


                                                                       Year Ended June 30

                                                     1999                                                 1998

                                            Average                    Rate/              Average               Rate/
                                            Balance    Interest       Yield               Balance   Interest    Yield
(Dollars in Thousands)
Interest-Earning Assets (1)

Loans receivable, net (2)                   $65,596      5,781     8.81                    64,020    5,758      8.99
Investment securities                        74,114      4,410     5.95                    79,186    5,159      6.52

Other including cash equivalents              4,598        201     4.37                     6,841      327      4.78

Total interest-earning assets              $144,308     l0,392     7.20                   150,047   11,244      7.49


Interest-Bearing Liabilities
  NOW accounts                               $9,117        115     1.26                     8,746      107      1.22
  Passbooks                                  25,719        646     2.51                    25,268      632      2.50
  Money market accounts                       9,986        257     2.57                     9,418      240      2.55
  Certificate accounts                       57,351      3,013     5.25                    55,749    2,978      5.34
  Short-term borrowings                      15,220        530     3.48                    19,528      819      4.19

Total interest-bearing liabilities          $117,393     4,561     3.89                   118,709    4,776      4.02

Net Interest Income                                      5,831                                       6,468

Net Earning Assets                           $26,915                                       31,338
Net Yield on Interest-Earning Assets                               4.04%                                        4.31
Average Interest-Earning Assets to
  Average Interest-Bearing Liabilities                           122.93%                                      126.40


     (1) Tax exempt income was not significant; therefore, was not presented on a tax equivalent basis.
     (2) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses. Average balance includes non-performing loans.
Loan fee income is not significant.

     Net interest income was $5.8 million for the fiscal year ended June 30, 1999, down from $6.5 million in fiscal 1998. This represents a decrease of 9.8% from fiscal 1998. The decrease in net interest income was due to a decrease in the Bank's net interest margin and average net-earning assets.

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



                                                                       Year Ended June 30

                                                              1999 vs 1998                   1998 vs 1997


(Dollars in thousands)                                                 Increase(Decrease) Due to
                                                        Volume     Rate     Total           Volume   Rate      Total

Interest-earning assets:
Loans receivable, net                                   $139      (116)       23              625     (11)      614
Investment securities                                   (345)     (404)     (749)            (341)    115      (226)
Other including cash  equivalents                       (100)      (26)     (126)              91      62       153
Total interest-earning assets                           (306)     (546)     (852)             375     166       541
Interest-bearing liabilities:
NOW accounts                                              $6         2         8               (1)    (10)      (11)
Passbooks                                                 11         3        14               34       0        34
Money market accounts                                     13         4        17               16       0        16
Certificate accounts                                      86       (51)       35              204    (151)       53
Short-term borrowings                                   (164)     (125)     (289)             (95)    105        10
  Total interest-bearing  liabilities                    (48)     (167)     (215)             158     (56)      102

Change in net interest income                          $(258)     (379)     (637)             217     222       439



     In fiscal 1999 the yield on average interest-earning assets decreased by 29 basis points which decreased interest income as compared to fiscal 1998. Interest income also decreased due to a $ 5.7 million decrease in average interest-earning assets between fiscal years 1999 and 1998. The combined impact (interest rate decrease and volume decrease) caused interest income for fiscal 1999 to decrease $852,000 or 7.6%. Interest expense decreased $215,000 from fiscal 1998 to 1999. The decrease was due to a decrease in average interest-bearing liabilities of $1.3 million or 1.1%, and by a 13 basis point decrease in interest rates. The decrease in average interest-bearing liabilities was due to a $4.3 million decrease in average short-term borrowings partially offset by a $3.0 million increase in average interest bearing deposit accounts.

Provision for Loan Losses

     Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of lending conducted by the Bank, past due loans in the Bank's loan portfolio and national, regional and local economic conditions. During fiscal 1999, management undertook a thorough review of its loan portfolio. Based on the results of this review, the continued low level of loan losses and nonperforming loans and current economic conditions, management determined that the loan loss reserves should be reduced. A net reduction of $637,000 was recognized in earnings for fiscal 1999.

Non-interest Income

     Non-interest income was $629,000 for fiscal 1999 compared to $691,000 for fiscal 1998. The following table presents major components of non-interest income.

                                                         Year Ended June 30
(Dollars in thousands)                                     1999          1998

Fees and service charges                                   $496          476
Other                                                       133          103
Gain On Sale of Securities                                    0          112
Total non-interest income                                  $629          691

     The decrease of $62,000 or 9.0% in total non-interest income between fiscal year 1999 and 1998 was primarily due to 1998 including a gain on sale of securities.


Non-interest Expense

     Non-interest expense was $3.6 million for fiscal 1999 compared to $2.9 million for fiscal 1998. The following table presents the major components of non-interest expense.

                                                         Year Ended June 30

(Dollars in thousands)                                   1999         1998

Compensation and benefits                               $2,683        2,033
Occupancy                                                  343          244
Other                                                      622          592
   Total non-interest expense                           $3,648        2,869

     Total non-interest expense increased $779,000 or 27.2% from fiscal 1998 to fiscal 1999. The primary cause of the increase in compensation and benefits was due to an acceleration of vesting in the management recognition plan and the supplemental executive retirement plan during fiscal 1999. The effect of the acceleration was to increase compensation and benefits expense by $644,000. The increase in other occupancy expense was primarily due to the Bank's data processing conversion during fiscal 1999.

Income Taxes

     QCF recorded income tax expense of $1.3 million in fiscal 1999 compared to $1.6 million in fiscal 1998. The decrease in income tax expense between 1998 and 1999 is primarily the result of changes in taxable income between the years.

Financial Condition

     QCF's total assets at June 30, 1999 were $148.4 million compared to $150.5 million at June 30, 1998. The decrease of $2.1 million from 1999 to 1998 was primarily due to a decrease in investment securities.

Investment Securities

     Investment securities decreased by $3.2 million or 4.1% from fiscal 1998 to fiscal 1999. The decrease was primarily due to the Company's stock buyback program. During fiscal 1999, QCF purchased $59.6 million of investment securities and collected principal from maturities or repayments of $62.6 million.

Cash and Cash Equivalents

     Cash and cash equivalents increased by $564,000 from $4.0 million at June 30, 1998 to $4.5 million at June 30, 1999. The Bank's cash and cash equivalents fluctuate from period to period depending on liquidity needs and the timing of purchases of investment securities.

Loans Receivable, Net

     Net loans receivable, increased $438,000 or 0.7% from $65.2 million at June 30, 1998 to $65.6 million at June 30, 1999.

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

Non-Performing Assets

     Non-performing assets totaled $306,000 at June 30, 1999 compared to $119,000 at June 30, 1998.

Non-performing assets are summarized in the following table.

                                                            June 30

(Dollars in thousands)                       1999   1998    1997    1996    1995

Non-accrual loans                           $288     15      225     297     182
Foreclosed assets                             18    104       38       6       0
  Total non-performing assets               $306    119      263     303     182

  Non-performing assets to year-end assets.  .21%   .08      .17     .20     .13
  Non-performing loans to year-end loans .47% .18 .43 .58 .40 Allowance for loan losses to
     non-performing assets                   186%  1070      501     439     755

     The non-performing assets reflected above primarily consist of one-to-four family mortgage, consumer, or commercial loans.

Deposits and Short-term Borrowings

     The Bank's deposits increased $4.0 million, or 3.8%, from $105.6 million at June 30, 1998 to $109.6 million at June 30, 1999. Short-term borrowings, which consist of sales of securities under agreements to repurchase identical securities remained stable between fiscal years at approximately $14.2 million. Federal Home Loan Bank advances also remained stable at $2.0 million.

Capital Adequacy

     Stockholders' equity was $20.0 million at June 30, 1999 down from $26.3 million at June 30, 1998. The decrease was due to the repurchase of stock for the treasury of $6.6 million and for the stock option trust of $2.9 million offset primarily by earnings of $2.1 million.

     Federal savings institutions are required to satisfy their capital requirements: (i) a requirement that"tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that core capital" equal or exceed 3.0% of adjusted total assets, and (iii) a requirement that "risk-based capital" equal or exceed 8.0% of risk-weighted assets. At June 30, 1999 and 1998, the Bank met each of the three capital requirements.

Liquidity Management

     The Bank is required to maintain average daily balances of liquid assets equal to 4% of its net withdrawable savings deposits plus short-term borrowings. The Bank has maintained an average daily liquidity ratio in excess of these requirements.

     The primary investing activities are the origination of loans and the purchase of securities. During the year ended June 30, 1999, net loans increased $438,000 while maturities and principal collected on investment securities, net of purchases totaled $3.0 million.

     The primary financing activity is the attraction of deposits and short-term borrowings. During the year ended June 30, 1999, deposits and short-term borrowings increased $4.1 million.

     QCF's most liquid assets are cash and cash equivalents, represented by cash and interest-bearing deposits with banks. The level of these assets is dependent on the operating, financing, and investing activities during any given period. Cash and cash equivalents increased $564,000 to $4.5 million during the year ended June 30, 1999.

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

     An asset or liability is interest rate sensitive within a specific time period if it will mature or re-price within that time period. If the Bank's assets mature or re-price more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long term loans funded by short term deposits by pursuing certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates. The Bank has established an Asset and Liability Management Committee which currently is comprised of the executive officers of the Bank. This Committee reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the Bank's flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Bank's a assets and liabilities is to maintain an acceptable interest rate spread while reducing the effects of changes in interest rates.

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

Year 2000 Readiness Disclosure

     The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Bank has been identifying potential problems associated with the Y2K issue and has implemented a plan designed to ensure that all software used in connection with the "Bank" business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. In addition, the Bank recognizes that its ability to be Y2K compliant is dependent upon the cooperation of its vendors. The Bank is requiring its vendors to represent that their products are or will be Y2K compliant and is in the process of testing compliance. All major Y2K issues for the Bank, including testing, have been addressed and all problems have been remedied as of June 30, l999. The Bank has also prepared a contingency plan in the event there are system interruptions. The Bank believes that its costs related to Y2K will be approximately $700,000, primarily related to replacing the bank's core inhouse computer software and hardware systems.

     The most likely, worst case scenario for the transition to the Year 2000 would be the failure of the application software and teller software. Due to the complexity and time needed to convert to an alternative system in the event that the Bank's application and teller system do not operate in the Year 2000, it will be necessary to manually update information until such time that the programs and applications are corrected to accommodate the year 2000. When data processing functions are completed on December 31, 1999, a detailed trial balance of all the applications will be generated. Authorization for withdrawals will be based on the information contained in these trial balances. Any transactions completed in subsequent days will be reflected in an addendum to the trial balances on a daily basis.

 MCGLADREY&PULLEN,LLP                                          RSM
 Certified Public Accountants and consultants                  international

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
QCF Bancorp, Inc.
Virginia, Minnesota

     We have audited the accompanying consolidated statements of financial condition of QCF Bancorp, Inc. and subsidiary (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCF Bancorp, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     McGladrey & Pullen, LLP

Duluth, Minnesota
August 11, 1999



                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statements of Financial Condition


Assets                                                                   June 30, 1999   June 30, 1998


Cash                                                                         $879,094       764,128
Interest-bearing deposits with banks                                        3,643,229     3,194,241
   Cash and cash equivalents                                                4,522,323     3,958,369
Securities held to maturity
(estimated fair value of $74,141,613 and
$78,384,314 at June 30, 1999  and 1998, respectively)                      74,871,676    78,111,850
Loans receivable, net                                                      65,632,062    65,194,321
Federal Home Loan Bank stock, at cost                                         499,800       425,200
Accrued Interest Receivable                                                   983,826     1,274,412
Premises and equipment                                                        737,277       480,169
Deferred tax                                                                  573,000       479,200
Prepaid expenses and other assets                                             531,065       562,812
           Total Assets                                                  $148,351,029   150,486,333

Liabilities and Stockholders' Equity

Deposits                                                                 $109,561,041   105,566,338
Short-term borrowings                                                      14,217,535    14,081,081
Federal Home Loan Bank advances                                             2,000,000     2,000,000
Accrued interest payable                                                    1,077,269     1,129,347
Advance payments made by borrowers
    for taxes and insurance                                                    71,063        66,831
Accrued expenses and other liabilities                                      1,442,808     1,314,640

          Total Liabilities                                               128,369,716   124,158,237

Commitments and Contingencies

Stockholders' equity:
  Serial preferred stock; authorized 1,000,000 shares;
    issued  none
Common stock ($.01 par value): authorized 7,000,000 shares;
   issued 1,116,371 shares in 1999 and 1,782,750 shares in 1998.               11,164        17,828
Additional paid-in capital                                                 11,236,851    16,375,783
Retained earnings, subject to certain restrictions                         16,188,396    22,704,864
Unearned employee stock ownership plan shares                                (951,550)   (1,022,230)
Unearned management recognition plan shares                                  (104,304)     (526,123)
Deferred compensation payable in common stock                                 669,830       541,339
Shares in stock option trust, at exercise price                            (5,411,153)   (2,349,884)
Treasury stock, at cost, 94,857 shares in 1999
   and 533,484 in  1998                                                    (1,657,921)   (9,413,481)

          Total Stockholders' Equity                                       19,981,313    26,328,096

          Total Liabilities and Stockholders' Equity                     $148,351,029   150,486,333

See accompanying notes to consolidated financial statements.


                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                                 Consolidated Statements of Income



                                                               Year Ended June 30
                                                                   1999                   1998


Interest income:
Loans                                                            $5,781,385             5,756,593
Securities                                                        4,610,896             5,486,860

     Total interest income                                       10,392,281            11,243,453

Interest expense:
  Deposits                                                        4,030,582             3,956,865
  Short-term borrowings                                             530,418               819,001

     Total interest expense                                       4,561,000             4,775,866

     Net interest income                                          5,831,281             6,467,587

Provision (reduction in allowance)  for loan losses                (636,523)                    0

     Net interest income after provision (reduction in
          allowance) for loan losses                              6,467,804             6,467,587

Non-interest income:
  Fees and service charges                                          495,749               475,935
  Other                                                             133,303               103,156
  Gain on sale of securities                                              0               112,218

      Total non-interest income                                     629,052               691,309

Non-interest expense:
  Compensation and benefits                                       2,683,171             2,033,453
  Occupancy                                                         342,569               243,982
  Other                                                             622,357               592,040

     Total non-interest expense                                  $3,648,097             2,869,475

  Income before income tax expense                                3,448,759             4,289,421

Income tax expense                                                1,300,000             1,636,000

  Net income                                                     $2,148,759             2,653,421

Basic earnings per common share                                       $2.79                  2.51

Diluted earnings per common share                                     $2.52                  2.30

See accompanying notes to consolidated financial statements.


                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statement of Stockholders' Equity

                                                        Net Unrealized Unearned
                                                        Gain (loss) on Employee   Unearned
                                       Addt'l             Securities   Stock      Management  Deferred Stock               Total
                Comprehensive  Common  Paid-in  Retained  Available    Ownership  Recognition Comp     Option   Treas   Stockholders
                   Income      Stock   Capital  Earnings  For Sale    Plan Shares Plan Shares Payable  Trust    Stock      Equity
Balance, June 30, 1997         l7,828 16,665,625 20,051,443 (222,745) (1,080,710) (746,292)      0 (1,872,071)(5,389,792) 27,423,286
Comprehensive Income:
Net Income         $2,653,421                     2,653,421                                                                2,653,421

Purchase of treasury stock                                                                                    (3,482,350)(3,482,350)

Reclassification of stock to
deferred comp. payable                                                                     617,840              (617,840)          -

Settlement of deferred comp
Payable in stock                          45,942                                           (76,501)               76,501      45,942

Purchase of stock for
stock option  trust                     (529,957)                                                    (601,495)           (1,131,452)

Exercise of stock options                 51,086                                                      123,682                174,768

Amortization of manage-
ment recognition plan                     83,106                                   220,169                                   303,275

Change in unrealized loss on
securities available for sale                               222,745                                             222,745
                       222,745
Comprehensive Income$2,876,166

Earned employee stock
ownership plan shares                     59,981                          58,480                                             118,461

Balance, June 30, 1998         17,828 16,375,783  22,704,864      0   (1,022,230) (526,123)541,339 (2,349,884)(9,413,481) 26,328,096
Comprehensive Income:
Net Income           $2,148,759                    2,148,759                                                               2,148,759
Comprehensive Income $2,148,759

Purchase of treasury stock                                                                                    (6,583,983)(6,583,983)
Retirement of treasury stock   (6,664)(5,667,652) (8,665,227)                                                 14,339,543           -
Increase in deferred comp payable
in stock                                                                                   128,491                           128,491

Purchase of stock for
stock option trust                       214,299                                                   (3,080,000)           (2,865,701)

Exercise of stock options                  6,351                                                       18,731                 25,082

Amortization of manage-
ment recognition plan                    191,100                                   421,819                                   612,919

Earned employee stock
ownership plan share                     116,970                          70,680                                             187,650

Balance, June 30, 1999         11,164 11,236,851 16,188,396       0     (951,550)(104,304 669,830  (5,411,153)(1,657,921) 19,981,313

See accompanying notes to consolidated financial statements.


                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                                                                        Year ended June 30
                                                                                    1999               1998
Operating activities:
Net income                                                                     $2,148,759           2,653,421
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                    195,822             108,406
  Gain on sale of securities                                                            0            (112,218)
  Amortization of net premiums (discounts)  on securities                         140,402             (97,718)
  Reduction in allowance for loan losses                                         (636,523)                  0
  Decrease in accrued interest receivable                                         290,586              36,367
  Increase (decrease) in accrued interest payable                                 (52,078)             58,034
  Increase  (decrease)  in accrued expenses & other liabilities                   323,500            (371,175)
  Increase (decrease) in deferred income taxes                                    (93,800)           (111,200)
  Increase in deferred compensation payable                                       128,491              98,767
  Amortization of unearned ESOP shares                                            187,650             158,795
  Amortization of MRP                                                             421,819             220,169
  (Increase) decrease in other assets                                             (54,056)            729,159
          Net cash provided by operating activities                            $3,000,572           3,370,807

Investing activities:
 Proceeds from sales of securities available for sale                                   0             599,600
 Proceeds from sale of Federal Home Loan Bank stock                                     0             128,700
 Proceeds from maturities and principal collected
  on securities held to maturity                                               62,629,695          54,568,400
 Proceeds from maturities and principal collected
  on securities available for sale                                                      0           7,617,805
 Purchases of securities held to maturity                                     (59,604,523)        (57,215,248)
 Net decrease ( increase)  in loans                                               198,782          (3,992,020)
 Net decrease  (increase)  in real estate owned                                    85,803             (66,140)
 Purchases of premises and equipment                                             (452,930)           (163,966)

   Net cash provided by  investing activities                                   2,856,827            1,477,131

Financing activities:
  Net increase  in deposits                                                     3,994,703            1,884,848
  Net  increase  in short-term borrowings                                         136,454               41,287
  Net decrease in Federal Home Loan Bank advances                                     0             (6,100,000)
  Purchase of treasury stock                                                   (6,583,983)          (3,482,350)
  Purchase of stock  for stock option trust                                    (2,865,701)          (1,131,452)
  Proceeds from exercise of stock options                                          25,082              123,682

  Net cash  used in financing activities                                       (5,293,445)          (8,663,985)

  Increase (decrease)  in cash and cash equivalents                               563,954           (3,816,047)

Cash and cash equivalent at beginning of year                                   3,958,369            7,774,416

Cash and cash equivalents at end of year                                       $4,522,323            3,958,369

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Income taxes                                                                  $1,527,423            1,696,547
 Interest                                                                       4,613,078            4,717,832
Supplemental schedule of non-cash operating and
   Investing activities:
Securities transferred to securities held to maturity                                   0           17,352,203
Deferred compensation obligation and related stock in Grantor
    trust reclassified to stockholder's equity                                          0              617,840

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

Securities

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

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

     Following is information about the computation of the earnings per share data for the years ended June 30, 1999 and 1998.


                                            Year Ended June  30, 1999                      Year Ended June 30, 1998
                                                                        Net                                            Net
                                                                      Income                                          Income
                                                                        Per                                            Per
                                    Numerator        Denominator       Share       Numerator         Denominator      Share
Basic earnings per
   Share:
            Income available
               to common
               stockholders        $2,148,759           769,995        $2.79      $2,653,421           1,055,186       $2.51
Effect of dilutive
    securities:
            Stock options                   -            71,714                            -              76,710
            Management recog-
               nition plan                  -            11,612                            -              22,358
Diluted earnings per
   Share:
            Income available
               to common
               stockholders         $2,148,759          853,321        $2.52     $2,653,421            1,154,254       $2.30


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

Impact  of Recently Issued Statements of Financial Accounting Standards

     In June 1998, the Financial  Accounting  Standards  Board issued  Statement
(FASB) No. l33, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not determined whether to adopt the new statement early. The statement will require the Company to recognize all derivatives on the consolidated statement of financial condition at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the Company's earnings or financial position.

(3)  Securities Held to Maturity

     Securities held to maturity at June 30, 1999 and June 30, 1998 are summarized as follows:

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



                                                                  June 30, 1999

                                                              Gross            Gross
                                            Amortized        unrealized      unrealized           Fair
                                               cost            gains           losses            value

Mortgage backed  securities                 $17,014,555       45,430          238,643        16,821,342
Collateralized mortgage  obligations         43,623,022       51,339          442,599        43,231,762
U.S. government & agency obligations         12,186,800        2,200          148,868        12,040,132
Corporate bonds  and notes                    2,047,299        1,078                0         2,048,377
                                            $74,871,676      100,047          830,110        74,141,613

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


     Collateralized   mortgage   obligations   presented  in  the  tables  above
aggregating $252,180 and $819,817 (cost) at June 30, 1999 and 1998 respectively have been issued by private issuers.

     The carrying amount and fair value of securities held to maturity at June 30, 1999, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The allocation of mortgage-backed securities and collateralized mortgage obligations is based upon the anticipated average lives of the securities using estimated mortgage prepayment speeds.


                                                            June 30, 1999

                                                     Amortized         Fair
                                                        cost           value

Due within one year                                 $12,980,206     12,959,409
Due after one year through five years                60,110,382     59,402,284
Due after five years through ten years                1,781,088      1,779,920
Due after ten years                                           0              0
                                                    $74,871,676     74,141,613


     There were no sales of securities held to maturity during the years ended June 30, 1999 and 1998.

     Accrued interest receivable on securities held to maturity aggregated $499,159 and $788,536 at June 30, 1999 and 1998, respectively. Held-to-maturity securities with carrying values of $16,136,819 and $16,630,189 at June 30, 1999 and 1998, respectively, were pledged to secure public deposits.


(4) Loans Receivable

Loans receivable at June 30, 1999 and 1998 are summarized as follows:

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                                                               June 30
                                                       1999             1998

Residential one-to-four family mortgage loans      $32,302,910       33,174,947
Multifamily and commercial mortgage loans            1,363,370        2,096,809
Consumer loans                                      20,414,839       19,827,147
Commercial loans                                    12,120,581       11,368,603
                                                    66,201,700       66,467,506

Less:  Allowance for losses                           (569,638)      (1,273,185)
                                                   $65,632,062       65,194,321


     The weighted average annual contractual interest rate for all loans was 8.58% and 8.76% at June 30, 1999 and 1998, respectively.

     Non-accrual loans totaled $288,192 and $15,312 at June 30, 1999 and 1998, respectively. There were no restructured loans at June 30, 1999 and 1998.

     Non-accrual loans are the only loans that are considered to be impaired under the criteria established by SFAS No. 114 and SFAS No. 118. The related allowance for credit losses as of June 30, 1999 was $135,389. The average investment in impaired loans during fiscal 1999 was $313,000.

     The effect of impaired loans on interest income for the years ended June 30, 1999, and 1998 was insignificant.

     There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual.

     The aggregate amount of loans to directors and executive officers of the Bank were $66,588 and $70,670 at June 30, 1999 and 1998, respectively. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization and do not represent more than normal risk of collection.

     Accrued interest receivable on loans receivable at June 30, 1999 and 1998 was $484,667 and $485,876, respectively.

     The Bank grants loans to customers who live primarily in northeastern Minnesota. Although the Bank has a diversified loan portfolio a substantial portion of its debtors' ability to honor their contracts is dependent upon local economy which is concentrated in the iron mining and wood products industries.

     At June 30, 1999 and 1998 Bank was servicing loans for others with aggregate unpaid principal balances of approximately $1,299,976 and $2,039,010, respectively.

(5) Allowance for Loan Losses

    Activity in the allowance for loan losses is summarized as follows


                                                              June 30
                                                       1999              1998

 Balance, beginning of year                         $1,273,185        1,314,174
 Provision (reduction in allowance)  for losses       (636,523)               0
 Charge-offs                                          (102,913)         (67,389)
 Recoveries                                             35,889           26,400
 Balance, end of year                                 $569,638        1,273,185

     During fiscal 1999, management undertook a thorough review of its loan portfolio. Based on the results of this review, continued low level of loan losses and non-performing loans and current economic conditions, management determined that the loan loss reserves should be reduced. A net reduction of $636,523 was recognized in earnings for fiscal 1999.

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



(6) Foreclosed Real Estate

  Foreclosed real estate, included in other assets, consisted of the following:


                                                             June 30

                                                   1999                  1998

    Real estate in judgment                      $18,724               104,527

    Less allowance for losses                          0                     0
                                                 $18,724               104,527

(7) Premises and Equipment

    A summary of premises and equipment at June 30, 1999 and 1998 is as follows:

                                                              June 30
                                                   1999                  1998

   Land                                          $90,800                90,800
   Office buildings and improvements           1,080,965             1,083,340
   Furniture and equipment                     1,189,370             1,037,690
                                               2,361,135             2,211,830
   Less accumulated depreciation              (1,623,858)           (1,731,661)

                                                $737,277               480,169

(8) Deposits

     Deposits and weighted-average interest rates at June 30, 1999 and 1998 are summarized as follows:


                                            June 30
                             1999                              1998

                                    Weighted                          Weighted
                                    Average                           Average
                    Amount           Rate              Amount           Rate

Passbook         $26,383,768         2.50%           25,372,064        2.50%
Demand deposits   15,069,106         0.63            14,101,439        0.78
Money market      10,384,235         2.57            10,251,715        2.55
Certificates      57,723,932         5.20            55,841,120        5.25

                $109,561,041                        105,566,338

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


     At June  30,  1999  and  1998,  the  Bank  had  $4,311,000  and  $5,903,000
respectively, of certificates with balances of $100,000 or more. Deposit balances greater than $100,000 are not insured. The Bank did not have any brokered deposits at June 30, 1999 or 1998.

Interest expense on deposits is summarized as follows:

                                                  Year ended June 30
                                            1999                      1998
Passbook                                  $645,547                  631,695
Demand deposits                            115,202                  107,380
Money market                               256,640                  240,166
Certificates                             3,013,193                2,977,624
                                        $4,030,582                3,956,865

Certificates had the following remaining maturities.

                                                    June 30, 1999
                                                                   Weighted
                                                                    average
                                                    Amount           rate

Less than 3 months                           $    8,205,012          4.81%
3-12 months                                      28,716,093          5.36
13-36 months                                     16,401,443          5.16
Over 36 months                                    4,401,384          5.53

                                              $  57,723,932          5.20%

At June 30, 1999 and 1998 no securities were pledged as collateral for deposits.


(9) Short-term Borrowings

     Short-term borrowings consist of sales of securities under agreements to repurchase the identical securities. The agreements generally mature within 180 days and bear a weighted average interest rate of 3.07% at June 30, 1999.

     The agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of the securities collateralizing the agreements remaining in the asset accounts. The securities collateralizing the agreements are in safekeeping at the Federal Home Loan Bank of Des Moines in the Bank's account. At June 30, 1999, the agreements were collateralized by securities with a carrying value of $16,136,819 and an approximate market value of $16,010,194. At June 30, 1998 the agreements were collateralized by securities with a carrying value of $16,630,189 and an approximate market value of $16,776,474.

     Federal Home Loan Bank advances totaled $2,000,000 at June 30, 1999 and 1998. The advances have an average maturity of 7 months and 2 months and an average rate of 5.58% and 5.74% at June 30, 1999 and 1998, respectively. The advances are collateralized by the Bank's Federal Home Loan Bank stock and a blanket pledge of residential one-to-four family mortgage loans.

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(10) Income Taxes

      Federal and state income tax expense is as follows:

                                          Year ended June 30


                                  1999                    1998
Current:
   Federal                     $1,066,800              1,314,000
   State                          327,000                433,200
       Total current            1,393,800              1,747,200

Deferred:
   Federal                        (72,400)               (82,300)
   State                          (21,400)               (28,900)
        Total deferred            (93,800)              (111,200)
                               $1,300,000              1,636,000

     The actual income tax expense differs from the "expected" income tax expense computed by applying the U.S. federal corporate tax rate to income before taxes as follows:


                                                      Year Ended June 30
                                                  1999                 1998

Federal "expected" income tax expense          $1,172,578            1,458,403
Items affecting federal income tax:
   Preferred stock dividends                            0               (7,875)
   State income taxes, net of federal
        income tax benefit                        215,711              267,911
   Low income housing tax credits                 (52,433)             (52,433)
   Other, net                                     (35,856)             (30,006)
                                               $1,300,000            1,636,000

Effective income tax rate                            37.7%                38.1%

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are as follows:

                                                  Year Ended June, 30
                                                     1999               1998
Deferred tax assets:
  Allowance for loan losses                            $0               89,871
  Deferred compensation                           198,337              186,682
  Supplemental executive retirement plan          525,923              272,724
  Limited partnership                              23,308               12,361
  Other                                             8,184                7,569
                                                  755,752              569,207

Deferred tax liabilities:
     Allowance for loan losses                     96,727                   0
     Federal Home Loan Bank stock                  55,128              55,128
     Premises and equipment                        30,898              34,879
                                                  182,753              90,007
Net deferred tax asset                           $573,000             479,200

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued





     No valuation allowance was required for deferred tax assets at June 30, 1999 or 1998.

     Retained earnings at June 30, 1999 includes approximately $2,270,000 for which no provision for federal income tax has been made. This amount represents allocations of income to bad debt deductions for tax purposes. Reduction of the amount so allocated for purposes other than to absorb losses will create income for tax purposes, which will be subject to the then- current corporate income tax rate.

(11) Commitments and Contingencies

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


     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customers' creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the loan type and on management's evaluation of the borrower. Collateral consists primarily of residential real estate and personal property. The Bank had outstanding commitments to extend credit of $1,955,000 and $1,450,024 at June 30, 1999 and 1998, respectively.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The standby letters of credit are primarily issued to support private borrowing arrangements, and expire within the next fiscal year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in making loans to customers. The amount of collateral the Bank obtains to support standby letters of credit is based on management's credit evaluation of the borrower. Since the conditions under which the Bank is required to fund standby letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The Bank had outstanding standby letters of credit of $261,000 and $171,500 at June 30, 1999 and 1998, respectively.

(12)  Regulatory Capital Requirements

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

     The Bank is subject to various regulatory capital requirements administered by the Bank's primary federal regulatory agency. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company's consolidated financial statements. Under capital adequacy guidelines, and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain mimimum ratios (set forth in the table below) of total and Tier I capital, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

     As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The following table sets forth the Bank's calculation of tangible, core and risk-based capital and applicable percentages of adjusted assets at June 30, 1999 together with the excess over the minimum capital requirements.

                                                          To Be Well Capitalized
                                               For Capital      Under Prompt
                                                Adequacy    Corrective   Action
                                Actual          Purposes         Provisions
                            Amount   Ratio   Amount    Ratio   Amount     Ratio
                                (000's)           (000's)           (000's)
As of June 30, 1999
Total capital (to
  risk weighted assets)    $15,748   23.6%    $5,348  > 8.0%   $6,685  >  10.0%
Tier I capital (to
  risk weighted assets)     15,178   22.7%     2,674  > 4.0%    4,011  >   6.0%
Tier I capital (to
  average assets)           15,178   10.7%     5,673  > 4.0%    7,091  >   5.0%

As of June 30, 1998
Total capital (to
  risk weighted assets      20,442   29.9%     5,469  > 8.0%    6,837  >   10.0%
Tier I capital (to
  risk weighted assets)     19,169    28.0%    2,735  > 4.0%    4,102  >    6.0%
Tier I capital (to
  average assets)           19,169    13.4%    5,724  > 4.0%    7,155  >    5.0%



 (13) Employee Benefits

     The Company adopted an Employee Stock Ownership Plan (the ESOP) which meets the requirements of Section 4975(e)(7) of the Internal Revenue Code and Section 407(d)(6) of the Employee Retirement Income Security Act of 1974, as amended
(ERISA), and as such the ESOP is empowered to borrow in order to finance purchases of the common stock of the Company. The ESOP borrowed $1,426,200 from the Company to purchase 142,620 shares of common stock of the Company. The Bank has committed to make annual contributions to the ESOP necessary to repay the loan including interest. The Bank contributed $159,485 and $161,147 to the ESOP for the years ended June 30, 1999 and 1998, respectively.

     As the debt is repaid, ESOP shares which were initially pledged as collateral for its debt, are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans". Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in stockholders' equity. As shares are determined to be ratably released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation benefit expense for 1999 and 1998 was $187,650 and $158,795, respectively.

     All employees of the Bank are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they worked at least 1,000 hours. In 1999, the company committed to release 7,068 shares of common stock which were allocated to eligible participants subject to the restrictions of the ESOP.

Shares released and allocated                             44,913
Unreleased shares                                         95,219

     Total ESOP shares                                   140,132

Fair value of unreleased shares at June 30, 1999      $2,523,303

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

     The Bank has entered into deferred compensation and supplemental retirement agreements with certain directors and officers. One of the supplemental retirement agreements is a defined benefit type agreement and the other is a defined contribution type agreement. Under the deferred compensation agreements and the defined contribution type supplemental retirement agreement, amounts earned each year are charged to expense and credited to individual accounts. The individual accounts are credited with earnings based upon one of two investment options, bank certificates of deposit or common stock of the Company. Investment elections are irrevocable. The obligation for accrued amounts that are measured by the value of the Company's common stock are reported at cost in the statement of stockholders' equity.

     The defined benefit type supplemental retirement agreement provides for an annual retirement benefit based on average annual compensation less amounts that the executive is expected to receive under the Bank's qualified retirement plans. Benefits are payable for the life expectancy of the executive beginning at age 55. During the year ended June 30, 1999 the Bank accelerated the vesting to l00 percent as of June 30, 1999. As a result, the Bank has fully recognized the present value of estimated future benefits payable under the agreement. The amount charged to expense for the deferred compensation and supplemental retirement agreements was $625,677 and $22l,292 for the years ended June 30, 1999 and 1998, respectively.

     The Company has established the Management Recognition Plan (MRP) for directors and key officers. Under the plan, 78,441 shares are available for grant and 71,310 were granted to directors and officers in 1995. The cost of the shares awarded under the plan is recorded as unearned compensation, a contra equity account, and is being recognized as an expense in accordance with the vesting requirements under the plan. During the fiscal year ended June 30, 1999, the Company accelerated vesting resulting in an additional expense of $233,000. For the fiscal year ended June 30, 1999 and 1998, the amount included in compensation expense was $421,819 and $220,169, respectively.

     The Company has established stock option plans for directors, officers and employees. In accordance with the terms of the plan, the exercise prices were established at the fair market price on the date of shareholder approval of $13.875 and $28.00 per share for the respective plans. Awards made under the plan may be incentive stock options as defined by Section 422 of the Internal Revenue Code of 1986 or options that do not qualify.

     The options vest over a five and one-year period at the rate of 20% and 50% per year. If unused, the options expire in October 2005 and September 2008. A summary of the status of the Company's stock option plan as of June 30, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                           1999                  1998
                                                Weighted              Weighted
                                                 Average               Average
                                                Exercise              Exercise
                                      Shares     Price       Shares      Price
Outstanding at beginning  of year    151,534    $13.88      160,448      13.88
  Granted                            110,000     28.00            -           -
  Exercised                          ( 4,350)    13.00       (8,914)     13.88
Outstanding at end of year           260,184     19.85      151,534      13.88

Exercisable at end of year           142,710                 51,698

Weighted-average fair value
  per option of options granted
  during the year                               $13.58                       -

     At June 30, 1999, the options outstanding under the stock option plans have a weighted-average remaining contractual life of 6.9 years. All of the nonvested options are expected to eventually vest.

     As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in the FASB Statement No. 123, reported net income and earnings per share would have been reduced to the proforma amounts shown below:

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


                                                 Year Ended June 30,
                                             1999                      1998
Net income:
  As reported                            $2,148,759                 $2,653,421
  Proforma                                1,677,923                  2,584,747

Basic earnings per share:
  As reported                                  2.79                       2.51
  Proforma                                     2.18                       2.45

Diluted earnings per share
  As reported                                  2.52                       2.30
  Proforma                                     1.97                       2.24

     In determining the pro forma amounts above, the fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in fiscal years 1996 and 1999: No dividends; risk-free interest rate of 6.0%, expected life of 10 years and price volatility of 14.57% and 18.57%, respectively.


 (14) Stockholders' Equity

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

(15) Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures of estimated fair values of the Bank's financial instruments, including assets, liabilities and off- balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made as of June 30, 1999 and 1998 based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions,

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


     risk characteristics of various financial instruments, and other factors. The estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                                                    June 30
                                          1999                   1998


                                Carrying     Estimated     Carrying   Estimated
(in thousands)                   Amount      Fair Value      Amount   Fair Value
Financial assets:
  Cash and cash equivalents      $4,522         4,522       3,958      3,958
  Securities held to maturity    74,872        74,142     78,1127      8,384
  Loans receivable, net          65,632        65,629      65,194     65,761
  Federal Home Loan Bank Stock      500           500         425        425
Accrued accounts receivable         984           984       1,274      1,274
Financial liabilities:
  Deposits                      109,561       109,172     105,566    105,727
  Short-term borrowings          16,218        16,203      16,081     16,076
  Accrued interest payable        1,077         1,077       1,129      1,129

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

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
Deposits

     The fair value of deposits with no stated maturity such as checking, savings and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using as discount rates the rates that were offered by the Bank as of June 30, 1999 and 1998 for deposits with maturities similar to the remaining maturities of the existing certificates of deposit.

     The fair value estimate for deposits does not include the benefit that results from the low cost funding provided by the Bank's existing deposits and long-term customer relationships compared to the cost of obtaining different sources of funding. This benefit is commonly referred to as the core deposit intangible.

Short-term Borrowings

     The fair value of short-term borrowings due on demand, is equal to the amount payable on demand. The fair value of other short-term borrowings is based on the discounted value of contractual cash flows using as discount rates the rates that were available to the Bank as of June 30, 1999 and 1998 for short-term borrowings with maturities similar to the remaining maturities of the existing short-term borrowings.

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


(17) QCF Bancorp, Inc. Financial Information (Parent Company Only)

     The parent company's principal assets are its investment in the Bank and its savings deposits at the Bank. The following are the condensed financial statements for the parent company only as of June 30, 1999 and 1998.


                                                        June 30
Condensed Balance Sheets                           1999         1998
Assets:
   Cash and cash equivalents                   $3,055,266    3,119,061
   Securities held to maturity                  1,527,807    3,798,098
   Investment in subsidiary                    15,177,733   19,169,233
   Other                                          220,507      241,704
     Total assets                             $19,981,313   26,328,096

Liabilities:                                            0            0

Stockholders' equity:                          19,981,313   26,328,096

    Total liabilities and
       stockholders' equity                   $19,981,313   26,328,096

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


                                                         Year Ended June 30
                                                         1999          1998
Condensed Statements of Income
   Interest income                                     $308,291       598,497
   Equity in earnings of subsidiary                   2,008,500     2,252,721
   Other                                               (163,465)      (69,797)
   Income before income tax expense                   2,153,326     2,781,421
   Income tax expense                                     4,567       128,000
     Net income                                      $2,148,759     2,653,421

Condensed Statements of Cash Flows
Operating activities:
   Net income                                        $2,148,759    2,653,421
   Equity in earnings of subsidiary                  (2,008,500)  (2,252,721)
   Distributions of earnings of subsidiary            6,000,000            0
   Increase in deferred compensation payable            128,492      541,339
  Amortization of Unearned ESOP shares                  187,650      158,795
  Amortization of MRP                                   421,819      220,169
  Increase  in other assets                             212,296     (165,740)
  Net cash provided by operating activities           7,090,516    1,486,741
Investing activities:
Principal collected from securities held  to maturity 2,270,291    2,386,916
  Principal collected from securities  available for sale     0    2,450,704
  Net cash  provided by  investing activities         2,470,291    4,837,620

Financing activities:
  Purchase of stock  into stock option trust        (2,8565,701)  (1,131,452)
  Proceeds from exercise of stock options                25,082      123,682
  Purchase of treasury stock                         (6,583,983)  (4,023,689)
  Net cash (used in) financing activities            (9,424,602)  (5,031,458)

  (Decrease) increase in cash and  cash equivalents     (63,795)   1,292,903
  Cash and cash equivalents, beginning  of period     3,119,061    1,826,158
  Cash and cash equivalents, end of period           $3,055,266   $3,119,061


(18) Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data (in thousands of dollars except for per share amounts) for fiscal 1999 and 1998 are as follows:

                                                    Three Months Ended

Selected Operations Data                    6/30/99  3/31/99  12/31/98  9/30/98

Interest income                             $2,501     2,581     2,615    2,695
Interest expense                             1,113     1,121     1,167    1,160
   Net interest income                       1,388     1,460     l,448    l,535
Provision for (reduction in) allowance
   for loan losses                            (637)        0        0         0
Non-interest income                            169       129       171      160
Non-interest expense                          1335       775       775       63
Income tax expense                             324       304       318       54
    Net income                                 535       509       526       79
Diluted  Earnings per common share            $.72       .65       .61      .58
High stock price                             26.68     25.50     27.50    31.50
Low stock price                              25.00     25.00     25.00    27.50

                        QCF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



                                      6/30/98   3/31/98    12/31/97  9/30/97

Interest income                        $2,785     2,761     2,868     2,829
Interest expense                        1,161     1,151     1,235     1,229
  Net interest inc                      1,624     1,610     1,633     1,600
Non-interest income                       217       185       148       141
Non-interest expense                      736       719       735       679
Income tax expense                        428       393       393       422
  Net income                             $677       682       654       640
Diluted earnings per common share       $ .60       .60       .57       .52
High stock price                        33.00     29.38     29.75     26.25
Low stock price                         27.25     27.25     26.50     2l.25

Selected Financial Condition Data     6/30/99    3/31/99   12/31/98   9/30/98

Total assets                         $148,351   144.934   145,332    148,878
  Investment securities                74,872    73,334    69,691     74,563
  Net loans                            65,632    65,226    65,895     66,670
  Deposits                            109,561   108,574   107,708    105,869
  Short-term borrowings                16,218    14,453    15,436     18,079
  Stockholders' equity                 19,981    19,414    19,701     21,919

                                      6/30/98   3/31/98    12/31/97    9/30/97

Total assets                         $150,486   154,089   152,668    158,192
  Investment securities                78,112    77,899    76,918     82,357
  Net loans                            65,194    64,525    64,819     63,673
  Deposits                            105,566   105,239   103,693    104,549
  Short-term borrowings                16,081    13,862    14,158     14,253
  Stockholders' equity                 26,328    27,275    26,820     26,020

                            STOCKHOLDERS' INFORMATION

Annual Meeting                                                           Stock Listing
The annual meeting of shareholders                                       QCF's common stock is listed on
will be held on Wednesday,                                               the NASDAQ National Market System with
October 13, 1999 at 9:00 A. M. at                                        a ticker symbol of QCFB.
the executive office of the Company.                                     Stockholders of record:  305

Executive Office                                                         Form 1O-KSB
QCF Bancorp, Inc.                                                        QCF's Form 1OKSB is filled with the
501 Chestnut Street                                                      Securities and Exchange Commission and
Virginia, MN 55792-1147                                                  is available without charge upon request
(218) 741-2O4O                                                           from: QCF Bancorp, Inc.
                                                                         Attn: Investor Relations
Independent Auditors                                                            P.O. Box 1147
McGladrey & Pullen, LLP                                                  Virginia, MN 55792
227 West First Street
Duluth, MN 55802                                                         Transfer Agent & Registrar
                                                                         Inquiries regarding change of address,
QCF Bancorp, Inc.                                                        transfer requirements, and certificates
Investor Relations                                                       should he directed to the transfer agent:
P.O. Box 1147                                                            Registrar and Transfer Company
Virginia, MN 55802                                                       10 Commerce Drive
                                                                         Cranford, New Jersey 07016
                                                                         1-800-368-5948

Directors and Officers:
Directors:                                                               Executive Officers:
Kevin E. Pietrini                                                        Kevin E. Pietrini
Chairman of the Board,                                                   Chairman of the Board,
President and Chief                                                      President and Chief Executive Officer
Executive Officer
                                                                         Daniel F. Schultz
Robert A. Muhich                                                         Vice President and Treasurer
Computer Consultant
Culbert Realty & Appraisal Service                                       Linda M. Myklebust
                                                                         Vice President
John A. Trenti
Attorney at the Trenti Law Firm                                          Gerald D. McKenna
                                                                         Vice President
Peter J. Johnson
President of Hoover Construction                                         Branch Offices:
                                                                         Thunderbird Mall
Craig W. Nordling                                                        Virginia, Mn. 55792
Line Department Manager
Lake Country Power                                                       102 East Sheridan Street
                                                                         Ely, MN 5573l
John C. Pearsall
Partner with Mesabi Dental Service

Daniel F. Schultz
Vice President/Treasurer


                                   Exhibit 21



Subsidiaries of the Registrant

                                            State or Other
                                            Jurisdiction of           Percentage
                                            Incorporation              Ownership

Parent

QCF Bancorp, Inc.                            Minnesota

Subsidiary (1)

Queen City Federal Savings Bank              United States             l00%

Subsidiaries of Queen City Federal Savings Bank (l)

Queen City Service Corporation               Minnesota                 l00%













(l) The assets, liabilities and operations of the subsidiaries are included in the consolidated financial statements contained in the Annual Report to Stockholders attached hereto as an exhibit.

                                   Exhibit 22



McGLADREY&PULLEN,LLP                                               RSM
Certified Public Accountants and Consultants                       international




                       CONSENT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
QCF Bancorp, Inc.
Virginia, Minnesota




     We hereby consent to the incorporation by reference of our report, dated August 11, 1999, included in this Form 10-KSB and in the previously filed Registration Statement of QCF Bancorp, Inc. on Form S-8 (No. 33-98154).



                                                         McGLADREY & PULLEN, LLP



Duluth, Minnesota
September 15,1999