Form 10QSB
period 1999-09-30
QCF BANCORP INC
filed 1999-11-12
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                     Outstanding at October 31, 1999

Common stock, .01 par value                              1,113,104

                                QCF BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1:Financial Statements
       Consolidated Statements of Financial Condition
       at September 30, 1999 and June 30, 1999                           3

       Consolidated Statements of Income for the Three
       Months Ended September 30, 1999 and 1998                          4

       Consolidated Statement of Stockholders' Equity
       for the Three Months Ended September 30, 1999                     5

       Consolidated Statements of Cash Flows for the
       Three Months Ended September 30, 1999 and 1998                    6

       Notes to Consolidated Financial Statements                       7-8

Item 2:Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              9-10

PART II - OTHER INFORMATION

Item 1:Legal Proceedings                                                 10

Item 2:Changes in Securities                                             10

Item 3:Defaults Upon Senior Securities                                   10

Item 4:Submission of Matters to a Vote of Security Holders               10

Item 5:Other Information                                                 10

Item 6:Exhibits and Reports on Form 8-K                                  10

Signatures                                                               11


                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                                                September 30, 1999         June 30, 1999
Cash                                                                   $     728,795                 879,094
Interest-bearing deposits with banks                                       2,217,427               3,643,229
Cash and cash equivalents                                                  2,946,222               4,522,323
Securities held to maturity (estimated market value of
    $84,097,289 and 74,141,613 at September 30, 1999
    and June 30, 1999 respectively)                                       85,339,415              74,871,676
Loans receivable, net                                                     65,695,447              65,632,062
Federal Home Loan Bank stock, at cost                                        499,800                 499,800
Accrued interest receivable                                                1,020,510                 983,826
Premises and equipment, net                                                  696,406                 737,277
Deferred tax asset                                                           573,000                 573,000
Prepaid expenses and other assets                                            628,298                 531,065

         Total Assets                                                   $157,399,098             148,351,029

Liabilities and Stockholders' Equity

Deposits                                                                 112,049,407             109,561,041
Short-term borrowings                                                     12,766,719              14,217,535
Federal Home Loan Bank advances                                            9,500,000               2,000,000
Accrued interest payable                                                   1,196,320               1,077,269
Advance payments made by  borrowers
   for taxes and insurance                                                    85,653                  71,063
Accrued expenses and other liabilities                                     1,252,076               1,442,808

         Total Liabilities                                               136,850,175             128,369,716

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,116,371 shares at  September 30,
      1999 and at June 30, 1999.                                              11,164                  11,164
Additional paid-in capital                                                11,267,481              11,236,851
Retained earnings, subject to certain restrictions                        16,718,849              16,188,396
Unearned employee stock ownership plan shares                               (932,180)               (951,550)
Unearned management recognition plan shares                                 (104,304)               (104,304)
Deferred compensation payable in common stock                                761,600                 669,830
Shares in stock option trust, at the exercise price                       (5,411,153)             (5,411,153)
Treasury stock, at cost, 98,957 shares at September 30,
     1999 and 94,857 at June 30, 1999                                     (1,762,534)             (1,657,921)


         Total Stockholders' Equity                                       20,548,923              19,981,313

         Total Liabilities and Stockholders' Equity                     $157,399,098             148,351,029

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                 Three Months Ended September 30
                                                          1999          1998
 Interest income:
    Loans                                              $1,404,879     1,432,358
    Securities                                          1,275,291     1,262,959

       Total interest income                            2,680,170     2,695,317

Interest expense:
    Deposits                                            1,044,399     1,001,406
    Short-term borrowings                                 169,433       158,226
       Total interest expense                           1,213,832     1,159,632

         Net interest income                            1,466,338     1,535,685

       Provision for loan losses                           15,000             0

       Net interest income after
         provision for loan losses                      1,451,338     1,535,685
Non-interest Income:
    Fees and service charges                              128,067       135,484
    Other                                                  27,196        24,521

      Total Non-interest income                           155,263       160,005
Non-interest expense:




     Compensation and benefits                            533,716       520,850
     Occupancy                                             79,324        87,018
     Other                                                140,108       154,833

    Total non-interest expense                            753,148       762,701

     Income before income tax expenses                    853,453       932,989

 Income tax expense                                       323,000       354,000

      Net income                                        $ 530,453       578,989


Basic earnings per common share                             $0.77          0.65

Diluted earnings per common share                           $0.70          0.58



See accompanying notes to consolidated financial statements.


                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statement of Stockholders' Equity
                                                            (Unaudited)


                                                              Unearned
                                                              Employee    Unearned
                                                              Stock       Management                                      Total
                                        Additional            Ownership   Recognition    Deferred      Stock              Stock-
                                Common  Paid-in     Retained  Plan        Plan           Compensation  Option  Treasury   holders'
                                Stock   Capital     Earnings  Shares      Shares         Payable       Trust   Stock      Equity


Balance, June 30, 1999      $   11,164 11,236,851 16,188,396 (951,550)  (104,304)      669,830   (5,411,153) (1,657,921) 19,981,313

  Net Income                                         530,453                                                                530,453

   Purchase of treasury stock                                                                                  (104,613)   (104,613)

   Increase in deferred
     compensation payable                                                               91,770                               91,770



   Earned employee stock
     ownership plan shares                 30,630              19,370                                                        50,000

Balance, September 30, 1999    $11,164 11,267,481 16,718,849 (932,180)  (104,304)      761,600   (5,411,153) (1,762,534) 20,548,923

See accompanying notes of consolidated financial statements.

                                              QCF BANCORP, INC. AND SUBSIDIARY
                                            Consolidated Statement of Cash Flows
                                                         (Unaudited)
                                                                                               Three Months Ended
                                                                                                  September 30
                                                                                      1999                       1998
         Operating activities:
            Net income                                                               $530,453                   578,989
            Adjustments to reconcile net income to net cash
                provided by operating activities:
              Depreciation                                                             51,102                    55,502
              Provision for loan losses                                                15,000                         0
              Amortization of net premiums (discounts) on securities                   79,819                    (2,673)
              (Increase)  decrease  in accrued interest receivable                    (36,684)                  312,357
              Increase  in accrued interest payable                                   119,051                    71,757
              (Decrease)  increase  in accrued expenses and other liabilities        (176,142)                  427,065
               Increase in deferred compensation payable                               91,770                         0
              Amortization of unearned ESOP shares                                     50,000                    49,111
              Amortization of MRP                                                           0                    46,998
              Increase in other assets                                                (67,477)                  (67,915)

                 Net cash provided by operating activities                            656,892                  1,471,191

         Investing activities:

            Proceeds from maturities and principal collected
                 on securities held to maturity                                     7,598,293                 13,257,799
            Purchases of securities held to maturity                              (18,145,851)                (9,706,294)
            Net increase in loans                                                     (78,385)                (1,475,527)
            Net (increase) decrease  in real estate owned                             (29,756)                    46,036
            Purchase of premises and equipment                                        (10,231)                    (9,901)

                 Net cash (used in) provided by investing activities              (10,665,930)                 2,112,113

         Financing activities:
            Net increase in deposits                                                2,488,366                    303,099
            Net (decrease) increase  in short-term borrowing                       (1,450,816)                 2,998,218
            Net increase (decrease)  in Federal Home Loan Bank advances             7,500,000                 (1,000,000)
            Purchase of stock for stock option trust                                        0                   (598,745)
            Purchase of treasury stock                                               (104,613)                (1,540,038)

                 Net cash provided by  (used in)  financing activities              8,432,937                 (2,837,466)

                 (Decrease) increase  in cash and cash equivalents                 (1,576,101)                    745,838

         Cash and cash equivalents at beginning of period                           4,522,323                   3,958,369

         Cash and cash equivalents at end of period                                $2,946,222                   4,704,207

         Supplemental disclosures of cash flow information:
            Cash paid during the period for:
               Income taxes                                                           $15,000                     459,423
               Interest on deposits and short-term borrowings                       1,094,781                   1,087,875

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                           September 30, 1999 and l998

1)       QCF Bancorp, Inc.

     The consolidated financial statements included herein are for QCF Bancorp, Inc. (the "Company"), Queen City Federal Savings Bank (the "Bank") and the Bank's wholly owned subsidiary, Queen City Service Corporation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1999 of the Company, as filed with the Securities and Exchange Commission. The June 30, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


(2)      Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended September 30, l999 is not necessarily indicative of the results which may be expected for the entire year.

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

     Following is information about the computation of the earnings per share data for the periods ended September 30, 1999 and l998.



                                            Quarter Ended September 30, 1999
                                                                       Net
                                                                       Income
                                                                       Per
                                           Numerator    Denominator    Share

Basic earnings per share, income
 available to common stockholders          $530,453        692,259      $0.77
 Effect of dilutive securities:
   Stock options                                  -         69,456

 Diluted earnings per share, income
   available to common stockholders        $530,453        761,715      $0.70

                                           Quarter Ended September 30, 1999
Basic earnings per share, income
 available to common stockholders          $578,989        896,064      $0.65
 Effect of dilutive securities
   Stock options                                  -         79,652
   Management recognition plan                    -         21,365
 Diluted earnings per share, income
   available to common stockholders        $578,989        997,081      $0.58



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

     The Bank is subject to various regulatory capital requirements administered by the Bank's primary federal regulatory agency. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company's consolidated financial statements. Under capital adequacy guidelines, and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of total and Tier I capital, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject. At September 30, l999, and June 30, 1999, the Bank met each of the three capital requirements. As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of Operating Results for the Quarter Ended September 30, l999 and l998.

     Net Income. Net income decreased by $49,000 or 8.4% from $579,000 for the quarter ended September 30, l998 to $530,000 for the quarter ended September 30, l999. The decrease in net income was primarily attributable to a decrease of $69,000 in net interest income.

     Net Interest Income. Net interest income decreased by $69,000 or 4.5% between the quarter ended September 30, l998 and the quarter ended September 30, l999. The decrease in net interest income primarily resulted from a decrease in the Bank's net interest margin.

     Interest Income. Interest income decreased $15,000 or 0.6% from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. The decrease was due to a general decrease in interest rates.

     Interest Expense. Interest expense increased by $54,000 or 4.7%, from the quarter ended September 30, 1998 to the quarter ended September 30, l999. The decrease was due primarily to an increase in average interest-bearing liabilities for the quarter ended September 30, 1999 versus September 30, 1998.

     Provision for Loan Losses. The Bank provided for $15,000 in loan losses during the quarter ended September 30, 1999 and made no provision during the quarter ended September 30, 1998. The Bank had low levels of nonperforming loans and has maintained an adequate level of allowance for loan losses in relation to total loans during these periods.

     Noninterest Income. The Bank's non-interest income decreased $5,000 from $160,000 in the first quarter of fiscal 1998 to $129,000 in the first quarter of fiscal 2000.

     Noninterest Expense. Total noninterest expense decreased by $10,000 or 1.3% during the quarter ended September 30, 1999.

     Income Taxes. The Bank's income tax expense decreased by $31,000 for the quarter ended September 30, l999 as compared to the quarter ended September 30, 1998. The changes reflect the changes in income before income taxes during these periods.



     Comparison of Financial Condition at September 30, l999 and June 30, 1999. Total assets increased by $9.0 million, or 6.1% from $148.3 million at June 30, 1999 to $157.4 million at September 30, l999. The increase was primarily due to an increase in investment securities.

     The Bank's investment securities increased by $10.5 million or 15.9%, from $74.8 million at June 30, 1999 to $85.3 million at September 30, l999. The increase in investment securities was primarily due to the Bank's leveraged borrowing funds from the Federal Home Loan Bank.

     The Bank's net loans receivable remained stable during this time. Deposits increased by $2.5 million or 2.3% and Federal Home Loan Bank advances increased by $7.5 million.




Year 2000 Readiness Disclosure

     The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Bank has been identifying potential problems associated with the Y2K issue and has implemented a plan designed to ensure that all software used in connection with the "Bank" business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. In addition, the Bank recognizes that its ability to be Y2K compliant is dependent upon the cooperation of its vendors. The Bank is requiring its vendors to represent that their products are or will be Y2K compliant and is in the process of testing compliance. All major Y2K issues for the Bank, including testing, have been addressed and all problems have been remedied as of September 30, 1999. The bank has also prepared a contingency plan in the event there are system interruptions. The Bank's costs related to Y2K have been approximately $700,000, primarily related to replacing the Bank's core inhouse computer software and hardware systems.

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

                                                   QCF Bancorp, Inc.
                                                   Registrant


Date: November 12, 1999                             /s/ Daniel F. Schultz
                                                    Daniel F. Schultz
                                                    Vice President/Treasurer
                                                   (Principal Financial Officer)