Form 10QSB
period 1999-12-31
QCF BANCORP INC
filed 2000-02-11
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                   Outstanding at January 31, 2000

Common stock, .01 par value                         1,066,389

                                QCF BANCORP, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION
                                                                        Page
         Item 1:  Financial Statements
                  Consolidated Statements of Financial Condition
                  at December 31, 1999 and June 30, 1999                 3

                  Consolidated Statements of Income for the Six
                  Months Ended December 31, 1999 and 1998                4

                  Consolidated Statement of Stockholders' Equity
                  for the Six Months Ended December 31, 1999             5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1999 and 1998            6

                  Notes to Consolidated Financial Statements            7-8

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  9-10

PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                      10

         Item 2:  Changes in Securities                                  10

         Item 3:  Defaults Upon Senior Securities                         10

         Item 4:  Submission of Matters to a Vote of Security Holders    10

         Item 5:  Other Information                                      10

         Item 6:  Exhibits and Reports on Form 8-K                       10

         Signatures                                                      11

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

Assets                                          December 31, 1999  June 30, 1999
Cash                                                 $     965,433      879,094
Interest-bearing deposits with banks                     3,918,241    3,643,229
Cash and cash equivalents                                4,883,674    4,522,323
Securities held to maturity (estimated market value of
    $81,180,042 and 74,141,613 at December 31, 1999
    and June 30, 1999 respectively)                     83,101,721   74,871,676
Loans receivable, net                                   65,694,936   65,632,062
Federal Home Loan Bank stock, at cost                      525,000      499,800
Accrued interest receivable                              1,096,965      983,826
Premises and equipment, net                                667,695      737,277
Deferred tax asset                                         573,000      573,000
Prepaid expenses and other assets                          580,974      531,065

         Total Assets                                 $157,123,965  148,351,029

Liabilities and Stockholders' Equity

Deposits                                               112,144,709  109,561,041
Short-term borrowings                                   11,600,979   14,217,535
Federal Home Loan Bank advances                         10,500,000    2,000,000
Accrued interest payable                                 1,151,545    1,077,269
Advance payments made by  borrowers
   for taxes and insurance                                  50,486       71,063
Accrued expenses and other liabilities                   1,458,145    1,442,808

         Total Liabilities                             136,905,864  128,369,716

Stockholders' equity:
   Serial preferred stock; authorized 1,000,000 shares;
      issued and outstanding none                                0            0
   Common stock ($.01 par value): authorized 7,000,000 shares;
      issued 1,080,439; shares at  December 31,
      1999 and 1,116,371 at June 30, 1999                   10,804       11,164
Additional paid-in capital                              10,955,635   11,236,851
Retained earnings, subject to certain restrictions      16,720,239   16,188,396
Unearned employee stock ownership plan shares             (912,400)    (951,550)
Unearned management recognition plan shares               (104,304)    (104,304)
Deferred compensation payable in common stock              774,534      669,830
Shares in stock option trust, at the exercise price     (5,411,153)  (5,411,153)
Treasury stock, at cost, 101,051 shares at December 31,
     1999 and 94,857 at June 30, 1999                   (1,815,254)  (1,657,921)


         Total Stockholders' Equity                     20,218,101    19,981,313

         Total Liabilities and Stockholders' Equity   $157,123,965   148,351,029

See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                              December 31                             December 31
                                                           1999           1998                   1999          1998
 Interest income:
    Loans                                              $1,373,401       1,458,639              2,778,280    2,890,997
    Securities                                          1,398,325       1,155,927              2,673,616    2,418,886

       Total interest income                            2,771,726       2,614,566              5,451,896    5,309,883

Interest expense:
    Deposits                                            1,060,666       1,002,870              2,105,065    2,004,276
    Short-term borrowings                                 192,729         164,417                362,162      322,643

       Total interest expense                           1,253,395       1,167,287              2,467,227    2,326,919

         Net interest income                            1,518,331       1,447,279              2,984,669    2,982,964

       Provision for loan losses                           15,000               0                 30,000            0

       Net interest income after
         provision for loan losses                      1,503,331       1,447,279              2,954,669    2,982,964
Non-interest Income:
    Fees and service charges                              128,716         133,664                256,783      269,148
    Other                                                  22,654          37,809                 49,850       62,332

      Total Non-interest income                           151,370         171,473                306,633      331,480
Non-interest expense:
     Compensation and benefits                            522,598         525,603              1,056,314    1,046,453
     Occupancy                                             76,281          92,402                155,605      179,420
     Other                                                126,708         157,195                266,816      312,030

    Total non-interest expense                            725,587         775,200              1,478,735    1,537,903
     Income before income tax expenses                    929,114         843,552              1,782,567    1,776,541

 Income tax expense                                       354,000         318,000                677,000      672,000

     Net income                                         $ 575,114         525,552              1,105,567    1,104,541

Basic earnings per common share                             $0.85            0.68                   1.62         1.32

Diluted earnings per common share                           $0.77            0.61                   1.47         1.19


See accompanying notes to consolidated financial statements.



                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statement of Stockholders' Equity
                                                            (Unaudited)


                                                                 Unearned
                                                                 Employee  Unearned
                                                                 Stock     Management                                     Total
                                            Additional           Ownership Recognition  Deferred      Stock               Stock-
                                    Common  Paid-in    Retained  Plan      Plan         Compensation  Option  Treasury    holders'
                                    Stock   Capital    Earnings  Shares    Shares       Payable       Trust   Stock       Equity


Balance, June 30, 1999           $ 11,164  11,236,851 16,188,396 (951,550) (104,304)    669,830   (5,411,153) (1,657,921) 19,981,313

  Net Income                                           1,105,567                                                           1,105,567

   Purchase of treasury stock                                                                                 (1,073,489)(1,073,489)

  Retirement of treasury stock       (360)   (342,072)  (573,724)                                                916,156           -

   Increase in deferred
     compensation payable                                                                104,704                             104,704

   Earned employee stock
     ownership plan shares                     60,856                        39,150                                          100,006

Balance, September 30, 1999       $10,804  10,955,635 16,720,239 (912,400) (104,304)     774,534  (5,411,153) (1,815,254) 20,218,101








See accompanying notes of consolidated financial statements.



                                                  QCF BANCORP, INC. AND SUBSIDIARY
                                                Consolidated Statement of Cash Flows
                                                             (Unaudited)
                                                                                               Six Months Ended
                                                                                                  December 31
                                                                                      1999                      1998
         Operating activities:
            Net income                                                             $1,105,567                 1,104,541
            Adjustments to reconcile net income to net cash
                provided by operating activities:
              Depreciation                                                            100,004                   112,192
              Amortization of net premiums  on securities                             107,653                    31,981
              (Increase)  decrease  in accrued interest receivable                   (113,139)                  306,588
              Increase  in accrued interest payable                                    74,276                     5,353
              Decrease in accrued expenses and other liabilities                       (5,240)                  (30,174)
                 Increase in deferred compensation payable                            104,704                         0
              Amortization of unearned ESOP shares                                    100,006                    98,221
              Amortization of MRP                                                           0                    93,996
              (Increase) decrease in other assets                                     (60,941)                  155,969

                 Net cash provided by operating activities                          1,412,890                 1,878,667

         Investing activities:

            Proceeds from maturities and principal collected
                 on securities held to maturity                                    12,508,153                32,146,549
            Purchases of securities held to maturity                              (20,845,851)              (23,757,780)
            Purchase of Federal Home Loan Bank stock                                  (25,200)                        0
            Net increase in loans                                                     (62,874)                 (700,599)
            Net (increase) decrease  in real estate owned                              11,032                   107,987
            Purchase of premises and equipment                                        (30,422)                 (134,635)

                 Net cash (used in) provided by investing activities               (8,445,162)                7,661,522

         Financing activities:
            Net increase in deposits                                                2,583,668                  2,141,545
            Net (decrease) increase  in short-term borrowing                       (2,616,556)                 1,355,406
            Net increase (decrease)  in Federal Home Loan Bank advances             8,500,000                 (2,000,000)
            Purchase of stock for stock option trust                                        0                 (2,840,619)
            Purchase of treasury stock                                             (1,073,489)                (5,190,146)

                 Net cash provided by  (used in)  financing activities              7,393,623                 (6,533,814)

                 Increase  in cash and cash equivalents                               361,351                  3,006,375

         Cash and cash equivalents at beginning of period                           4,522,323                  3,958,369

         Cash and cash equivalents at end of period                                $4,883,674                  6,964,744

         Supplemental disclosures of cash flow information:
            Cash paid during the period for:
               Income taxes                                                          $346,000                    846,423
               Interest on deposits and short-term borrowings                       2,392,951                  2,321,566

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

     Following is information about the computation of the earnings per share data for the periods ended December 31, 1999 and l998.


                                                        Quarter Ended December 31                 Six Months Ended December 31
                                                                                Net                                         Net
                                                                                Income                                      Income
                                                                                Per                                         Per
                                                    Numerator   Denominator     Share       Numerator     Denominator       Share
1999
Basic earnings per share, income
 available to common stockholders                   $575,114        678,709      $0.85      1,105,567         683,986        $1.62
 Effect of dilutive securities:
   Stock options                                           -         67,759                         -          68,607

 Diluted earnings per share, income
   available to common stockholders                 $575,114        746,468      $0.77      1,105,567         752,593         1.47


1998
Basic earnings per share, income
 available to common stockholders                   $525,550        775,657      $0.68     $1,104,539         839,559        $1.32
 Effect of dilutive securities
   Stock options                                           -         79,177                         -          75,415
   Management recognition plan                             -         12,842                         -          17,103
 Diluted earnings per share, income
   available to common stockholders                 $525,550        859,676      $0.61     $1,104,539         932,077        $1.19

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

     The Bank is subject to various regulatory capital requirements administered by the Bank's primary federal regulatory agency. Failure to meet minimum capital requirements can initiate mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company's consolidated financial statements. Under capital adequacy guidelines, and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of total and Tier I capital, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject. At December 31, 1999, and June 30, 1999, the Bank met each of the three capital requirements. As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Operating Results for the Quarter Ended December 31, l999 and l998

     Net Income. Net income increased by $50,000 or 9.4% from $525,000 for the quarter ended December 31, l998 to $575,000 for the quarter ended December 31, l999. The increase in net income was attributable to an increase of $56,000 in net interest income and a decrease of $50,000 in non-interest expense. Net income remained stable at $1.1 million for the six months ended December 31, 1999 and 1998.

     Net Interest Income. Net interest income increased by $71,000 or 4.9% between the quarter ended December 31, l999 and the quarter ended December 31, l998. Net interest income was at $3.0 million for the six months ended December 31, 1998 and for the six months ended December 31, 1999. The increase in net interest income for the quarter primarily resulted from an increase in the Bank's net interest margin.

     Interest Income. Interest income increased $157,000 or 6.0% from the quarter ended December 31, 1998 to the quarter ended December 31, 1999. Interest income for the six month period ended December 31, 1999 increased by $142,000 or 2.7% compared to the six-month period ended December 31, 1998. The increases were due to an increase in average interest-earning assets and a slight increase in their interest rate yields.

     Interest Expense. Interest expense increased by $86,000 or 7.4%, from the quarter ended December 31, 1998 to the quarter ended December 31, l999 and increased by $140,000 or 6.0% from the six months ended December 31, 1998 to the six months ended December 31, 1999. The increases were due to an increase in average interest-bearing liabilities primarily as a result of increases in Federal Home Loan Bank advances along with an increase in interest rates on deposits.

     Noninterest Income. The Bank's non-interest income decreased $20,000 from $171,000 in the second quarter of fiscal 1999 to $151,000 in the second quarter of fiscal 2000. Noninterest income decreased by $25,000 for the six months ended December 31, 1999. The decreases are primarily due to decreases in miscellaneous income.

     Noninterest Expense. Total noninterest expense decreased by $50,000 or 6.4% and by $59,000 or 3.8% during the quarter and six-months ended December 31, 1999, respectively. The decreases for the quarter and for the six-month period were primarily due to additional expenses incurred for the conversion of the Bank's data processing system during fiscal 1999.

     Provision for Loan Losses. The Bank provided for $15,000 and $30,000 in loan losses during the quarter ended September 30, 1999 and the six-month period ending December 31, 1999 respectively. No provision was made during the quarter ended September 30, 1998 and the six month period ending December 31, 1998. The Bank had low levels of nonperforming loans and has maintained an adequate level of allowance for loan losses in relation to total loans during these periods.

     Income Taxes. The Bank's income tax expense increased by $36,000 and by $5,000 for the quarter and six months ended December 31, l999 as compared to the quarter and six months ended December 31, 1998, respectively. The changes reflect the changes in income before income taxes during these periods.



     Comparison of Financial Condition at December 31, l999 and June 30, 1999. Total assets increased by $8.8 million, or 5.9% from $148.3 million at June 30, 1999 to $157.1 million at December 31, l999. The increase was primarily due to an $8.2 million increase in investment securities.

     Deposits increased by $2.6 million or 2.4% and short-term borrowings decreased by $2.6 million, or 1.8%. Federal Home Loan Bank advances increased by $8.5 million.

     The Bank's investment securities increased by $8.2 million or 11.0%, from $74.9 million at June 30, 1999 to $83.1 million at December 31, l999. The increase in investment securities was primarily due to investing the proceeds of the $8.5 million increase in Federal Home Loan Bank advances.

     The Bank's net loans receivable remained stable at June 30, 1999 and December 31, 1999.



     Year 2000 (Y2k) Compliance. The Bank did not encounter any Y2k related problems with the date change to January 1, 2000. We continue to monitor our commercial customers for evidence of any Y2k problems that may affect their ability to operate and therefore repay their loans. We also continue to monitor our vendors to ensure that they are Y2k compliant and will have no negative impact on the Bank.

Part II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            None.

ITEM 2.   Change in Securities.

             Not applicable.

ITEM 3.   Defaults Upon Senior Securities.

             Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders.

             Election of Directors at the annual meeting on October 13, 1999.
                                            For               Withheld
                  Craig W. Nordling        1,033,694           4,855
                  Robert L. Muhich         1,033,994           4,555

ITEM 5.              Other Information.

           None.

ITEM 6.           Exhibits and Reports on Form 8-K.

           None.

 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                QCF Bancorp, Inc.
                                                Registrant


Date: February 11, 2000                         /s/ Daniel F. Schultz
                                                Daniel F. Schultz
                                                Vice President/Treasurer
                                               (Principal Financial Officer)