Form 10QSB
period 2000-03-31
QCF BANCORP INC
filed 2000-05-12
CIK 933508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

   Yes ( X )               No (    )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                      Outstanding at April 30, 2000

Common stock, .01 par value                              982,844

                                QCF BANCORP, INC.

                                    CONTENTS


PART I - FINANCIAL INFORMATION
                                                                       Page
Item 1:   Financial Statements
          Consolidated Statements of Financial Condition
          at March 31, 2000 and June 30, 1999                           3

          Consolidated Statements of Income for the Nine
          Months Ended March 31, 2000 and 1999                          4

          Consolidated Statement of Stockholders' Equity
          for the Nine Months Ended March 31, 2000                      5
          Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 2000 and 1999                     6

          Notes to Consolidated Financial Statements                   7-8

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-10

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                              10

Item 2:   Changes in Securities                                          10

Item 3:   Defaults Upon Senior Securities                                10

Item 4:   Submission of Matters to a Vote of Security Holders            10

Item 5:   Other Information                                              10

Item 6:   Exhibits and Reports on Form 8-K                               10

Signatures                                                               11

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


Assets                                                                    March 31, 2000                  June 30, 1999
                                                                       ------------------             ------------------

Cash                                                                            $577,879                        879,094
Interest-bearing deposits with banks                                           3,786,387                      3,643,229
   Cash and cash equivalents                                                   4,364,266                      4,522,323
Securities held to maturity (estimated market value
   of $82,402,088 and 74,141,613 at March 31, 2000
   and June 30, 1999, respectively)                                           84,751,226                     74,871,676
Loans receivable, net                                                         65,396,082                     65,632,062
Federal Home Loan Bank stock, at cost                                            575,000                        499,800
Accrued interest receivable                                                    1,088,436                        983,826
Premises and equipment, net                                                      625,565                        737,277
Deferred tax asset                                                               573,000                        573,000
Prepaid expenses and other assets                                                551,153                        531,065
                                                                       ------------------             ------------------

      Total Assets                                                          $157,924,727                    148,351,029
                                                                       ==================             ==================

Liabilities and Stockholders' Equity
Deposits                                                                     111,899,522                    109,561,041
Short-term borrowings                                                         12,756,206                     14,217,535
Federal Home Loan Bank advances                                               11,500,000                      2,000,000
Accrued interest payable                                                         938,362                      1,077,269
Advance payments made by borrowers
   for taxes and insurance                                                        82,477                         71,063
Accrued expenses and other liabilities                                         1,501,443                      1,442,808
                                                                       ------------------             ------------------

      Total Liabilities                                                      138,678,010                    128,369,716
                                                                       ------------------             ------------------

Stockholders' equity:
   Serial preferred stock;  authorized 1,000,000 shares;
      issued and outstanding none                                                      0                              0
   Common stock ($.01 par value): authorized 7,000,000
      shares: issued 988,294 shares at March 31, 2000
      and 1,116,371 at June 30, 1999                                               9,883                         11,164
   Additional paid-in capital                                                 10,104,043                     11,236,851
   Retained earnings, subject to certain restrictions                         16,175,465                     16,188,396
   Unearned employee stock ownership plan shares                               (895,080)                      (951,550)
   Unearned management recognition plan shares                                         0                      (104,304)
   Deferred compensation payable in common stock                                 787,467                        669,830
   Shares in stock option trust, at the exercise price                       (5,080,553)                    (5,411,153)
   Treasury stock, at cost, 102,637 shares at March 31,
      2000, and 94,857 at June 30, 1999                                      (1,854,508)                    (1,657,921)
                                                                       ------------------             ------------------

      Total Stockholders' Equity                                              19,246,717                     19,981,313
                                                                       ------------------             ------------------

      Total Liabilities and Stockholders' Equity                            $157,924,727                    148,351,029
                                                                       ==================             ==================

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)







                                                       Three Months Ended                              Nine Months Ended
                                                            March 31                                        March 31

                                                    2000                 1999                    2000                  1999
                                               --------------       --------------          --------------         -------------


Interest income:

  Loans                                           1,427,773             1,480,182               4,206,053             4,371,179
  Securities                                      1,417,372             1,100,549               4,090,988             3,519,435

    Total interest income                         2,845,144             2,580,731               8,297,041             7,890,614
Interest Expense:
  Deposits                                          993,775               982,738               3,098,841             2,987,014
  Short-term borrowings                             275,563               138,306                 637,725               460,949

    Total interest expense                        1,269,338             1,121,044               3,736,566             3,447,963

    Net interest income                           1,575,806             1,459,687               4,560,475             4,442,651

Provision for loan losses                            15,000                     0                  45,000                     0
                                               --------------       --------------          --------------         -------------

    Net interest income after
      provision for loan losses                   1,560,806             1,459,687               4,515,475             4,442,651
Non-interest income:
  Fees and service charges                          119,744               104,989                 376,527               374,137
  Other                                              11,627                23,601                  61,477                85,933
    Total non-interest income                       131,371               128,590                 438,004                460,070
Non-interest expense:
  Compensation and benefits                         515,295               499,370               1,571,608             1,545,823
  Occupancy                                          73,227               101,366                 228,833               280,786
  Other                                             133,824               174,624                 400,639               486,654

    Total non-interest expense                      722,346               775,360               2,201,080              2,313,263

    Income before income tax expense                969,831               812,917               2,752,399             2,589,458

Income tax expense                                  366,000               304,000               1,043,000               976,000

    Net income                                     $603,831               508,917               1,709,399             1,613,458
                                               ==============       ==============          ==============         =============

Basic earnings per common share                       $0.96                  0.72                    2.57                  2.02
                                               ==============       ==============          ==============         =============

Diluted earnings per common share                     $0.87                  0.65                    2.34                  1.82
                                               ==============       ==============          ==============         =============


See accompanying notes of consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                                             Unearned
                                                             Employee     Unearned
                                                             Stock        Management                                     Total
                                     Additional              Ownership    Recognition Deferred     Stock                 Stock-
                           Common    Paid-in    Retained     Plan         Plan        Compensation Option   Treasury     holders
                           Stock     Capital    Earnings     Shares       Shares      Payable      Trust    Stock        Equity
        ______________________________________________________________________________________________________________________

Balance, June 30, 1999     $11,164   11,236,85  16,188,396   (951,550)    (104,304)   669,830  (5,411,153)  (1,657,921)  19,981,313

Net Income                                       1,709,399                                                                1,709,399

Purchase of treasury stock                                                                                  (2,787,836)  (2,787,836)

Reclassification of stock                                                  104,304                247,350     (351,654)           0
to treasury

Retirement of treasury stock(1,281) (1,219,292) (1,722,330)                                     2,942,903                         0

Exercise of stock options                                                                          83,250                    83,250

Increase in deferred
compensation payable                                                                  117,637                               117,637

Earned employee stock
ownership plan shares                  86,484                 56,470                                                        142,954
        ___________________________________________________________________________________________________________________________

Balance, March 31, 2000    $9,883  10,104,043  16,175,465   (895,080)            0    787,467  (5,080,553)  (1,854,508)  19,246,717








See accompanying notes of consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                          March 31
                                                                   2000            1999
Operating activities:
   Net income                                                  $1,709,399       $1,613,458
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                             143,290          166,706
         Amortization of net premiums on securities               131,834           63,046
         (Increase)decrease in accrued interest receivable       (104,610)         300,828
         (Decrease)increase in accrued interest payable          (138,907)        (100,493)
         Increase(decrease) in accrued expenses and liabilities    70,049           54,678
         Increase in deferred compensation payable                117,637          120,041
         Amortization of unearned ESOP shares                     142,955          147,935
         Amortization of MRP                                            0          140,994
         Increase in other assets                                 (23,481)        (364,800)

           Net cash provided by operating activities            2,048,166        2,142,393

Investing activities:
   Proceeds from maturities and principal collected
      on securities held to maturity                           15,611,040       51,292,963
   Purchases of securities held to maturity                   (25,622,424)     (46,577,905)
   Purchases of Federal Home Loan Bank stock                      (75,200)               0
   Net decrease(increase) in loans                                235,980          (31,629)
   Net decrease(increase) in real estate owned                      3,393          (23,322)
   Purchases of premises and equipment                            (31,578         (361,563)

           Net cash provided by investing activities           (9,878,789)       4,298,544


Financing activities:
   Net increase in deposits                                      2,338,481       3,007,703
   Net decrease in short-term borrowings                        (1,461,329)        371,965
   Net increase(decrease) in Federal Home Loan Bank advances     9,500,000      (2,000,000)
   Purchase of stock for stock option trust                              0      (2,840,619)
   Purchase of treasury stock                                   (2,787,836)     (6,095,597)
   Proceeds from exercise of stock options                          83,250               0

           Net cash used by financing activities                 7,672,566      (7,556,548)

           (Decrease)increase in cash and cash equivalents        (158,057)     (1,115,611)

Cash and cash equivalents at beginning of period                 4,522,323       3,958,369


Cash and cash equivalents at end of period                      $4,364,266       2,842,758

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Income taxes                                                $773,000       1,374,423
      Interest on deposits and short-term borrowings             3,875,473       3,548,456


See accompanying notes to consolidated financial statements.

                        QCF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             March 31, 2000 and 1999

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

(2)      Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three and nine months period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

     Following is information about the computation of the earnings per share data for the periods ended March 31, 2000 and 1999.



                                                        Quarter Ended March 31, 2000          Nine Months Ended March  31, 2000

                                                                                   Net                                         Net
                                                                                Income                                      Income
                                                                                   Per                                         Per
                                                    Numerator   Denominator      Share        Numerator     Denominator      Share


Basic earnings per share, income
 available to common stockholders                   $603,831        629,678      $0.96      1,709,399         664,203        $2.57
Effect of dilutive securities:
 Stock options                                             -         63,506          -         66,907
   Diluted earnings per share, income
   available to common stockholders                 $603,831        693,184       0.87      1,709,399         731,110         2.34



                                                        Quarter Ended March 31, 1999         Nine Months Ended March 31, 1999

Basic earnings per share, income
 available to common stockholders                   $508,917        702,741      $0.72     $1,613,458         797,257        $2.02
 Effect of dilutive securities:
    Stock options                                          -         67,861                         -          72,897
    Management recognition plan                            -         12,243                         -          15,483
Diluted earnings per share, income
   available to common stockholders                 $508,917        782,845      $0.65     $1,613,458         885,638        $1.82



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

     Federal savings institutions are required to satisfy three capital requirements: (i) a requirement that "tangible capital" equal or exceed 1.5% of adjusted total assets, (ii) a requirement that "core-capital" equal or exceed 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of
"risk-adjusted   assets.  Failure  to  meet  these  requirements  can  initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial statements. The Banks capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. At March 31, 2000, and June 30, 1999, the Bank met each of the three capital requirements. As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2000 and 1999.

     Net Income. Net income increased by $95,000 or 18.7% from $509,000 for the quarter ended March 31, 1999 to $604,000 for the quarter ended March 31, 2000. The increase in net income was attributable to an increase of $116,000 in net interest income and a decrease of $53,000 in non-interest expense. Net income increased by $96,000, or 5.9%, from $1.6 million for the nine months ended March 31, 1999 to $1.7 million for the nine months ended March 31, 2000. The increase was primarily attributable to an increase in net interest income of $118,000 and a decrease of $112,000 in non-interest expense.

     Net Interest Income. Net interest income increased by $116,000 or 8.0% between the quarter ended March 31, 2000 and the quarter ended March 31, 1999. Net interest income increased by $118,000 or 2.7% from $4.4 million for the nine months ended March 31, 1999 to $4.6 million for the nine months ended March 31, 2000. The increase in net interest income primarily resulted from an increase in the Bank's ratio of average interest-earning assets to average interest-bearing liabilities. The increase in average interest-earning assets was due to an increase in investment securities primarily as a result of an increase in borrowings from the Federal Home Loan Bank.

     Interest Income. Interest income increased $264,000 or 10.2 % from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. Interest income for the nine month period ended March 31, 2000 increased by $406,000 or 5.2% compared to the nine month period ended March 31, 1999. The increases were due to an increase in average interest-earning assets.

     Interest Expense. Interest expense increased by $148,000 or 13.2%, from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 and increased by $289,000 or 8.4% from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. The increases were due to an increase in average interest-bearing liabilities primarily as a result of borrowings from the Federal Home Loan Bank.

     Noninterest Income. The Bank's non-interest income increased $53,000 in the third quarter of fiscal 1999 to the third quarter of fiscal 2000. Noninterest income decreased by $22,000 for the nine months ended March 31, 2000. The decrease in the nine month period is primarily due to decreases in miscellaneous income.

     Noninterest Expense. Total noninterest expense decreased by $53,000 or 6.8% and by $112,000 or 4.8% during the quarter and nine months ended March 31, 2000, respectively. The decreases for the quarter and for the nine-month period were primarily due to additional expenses incurred for the conversion of the Bank's data processing system during fiscal 1999.

     Provision for Loan Losses. The Bank provided for $15,000 and $45,000 in loan losses during the quarter ended March 31, 2000 and the nine month period ending March 31, 2000 respectively. No provision was made for the previous year period. The Bank had low levels of nonperforming loans and has maintained an adequate level of allowance for loan losses in relation to total loans during these periods.

     Income Taxes. The Bank's income tax expense increased by $62,000 and by $67,000 for the quarter and nine months ended March 31, 2000 as compared to the quarter and nine months ended March 31, 1999, respectively. The changes reflect the changes in income before income taxes during these periods.


     Comparison of Financial Condition at March 31, 2000 and June 30, 1999. Total assets increased by $9.6 million, or 6.5% from $148.4 million at June 30, 1999 to $157.9 million at March 31, 2000. The increase was primarily due to an increase in investment securities.

     Deposits increased by $2.3 million or 2.1% and short-term borrowings decreased by $1.5 million,or 10.3%. Federal Home Loan Bank advances increased by
9.5 million.

     The Bank's investment securities increased by $9.9 million or 13.2%, from $74.9 million at June 30, 1999 to $84.8 million at March 31, 2000. The increase in investment securities was primarily due to investing the proceeds from Federal Home Loan Bank borrowings.

     The Bank's net loans receivable remained stable during this time. Deposits increased by $2.3 million or 2.1% and Federal Home Loan Bank advances increased by $9.5 million.

Year 2000 (Y2K) Compliance

     The Bank has not encountered any significant Y2K related problems. We continue to monitor our commercial customers for evidence of any Y2K problems that may affect their ability to operate and therefore repay their loans. We also continue to monitor our vendors to ensure that they are Y2K compliant and will have no negative impact on the Bank.

Part II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

             None.

ITEM 2.   Change in Securities.

             Not applicable.

ITEM 3.   Defaults Upon Senior Securities.

             Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders.

             None

ITEM 5.   Other Information.

             None.

ITEM 6    Exhibits and Reports on Form 8-K.

             None.

 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              QCF Bancorp, Inc.
                                              Registrant


Date: May 12, 2000                           /s/ Daniel F. Schultz
                                             Daniel F. Schultz
                                             Vice President/Treasurer
                                            (Principal Financial Officer)